Form 10QSB
period 1996-03-31
J A INDUSTRIES INC
filed 1996-06-06
CIK 919723

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 1996

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 For the transition period from        to

                                       Commission file number:    0-23528

                              J.A. INDUSTRIES, INC.
           (Exact name of small business issuer as specified on its charter)

        Delaware                                          13-3421337
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

     34A-2755 Lougheed Highway, Suite 522, Port Coquitlam, B.C. V3B 5Y9 Canada
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  604-941-3413

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                   No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, par value $0.0025 per share
         Class

    9,417,904
Number of shares outstanding

                              J.A. INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I:           FINANCIAL INFORMATION                                   Page

         Consolidated Condensed                                             1
                  Balance Sheet March 31, 1996 (unaudited) with comparative figures
                  March 31, 1995 (unaudited)

         Consolidated Condensed                                             3
                  Statement of Operations
                  for the nine months ended
                  March 31, 1996 (unaudited)
                  with comparative figures
                  March 31, 1995 (unaudited)

         Consolidated Condensed                                             4
                  Statement of Operations
                  for the three months ended
                  March 31, 1996 (unaudited)
                  with comparative figures
                  March 31, 1995 (unaudited)

         Consolidated Condensed                                             5
                  Statement of Change in Financial Position for the nine months ended
                  March 31, 1996 (unaudited)
                  with comparative figures
                  March 31, 1995 (unaudited)

         Consolidated Condensed                                             6
                  Statement of Changes in
                  Shareholder's Equity
                  for the nine months ended
                  March 31, 1996 (unaudited)
                  with comparative figures
                  March 31, 1995 (unaudited)

         Notes to Condensed Financial Statements                            7

         Management's Discussion and Analysis of                           10
         Financial Condition and Results of Operations

PART II:                   OTHER INFORMATION


         Signatures                                                        19

                                J.A. Industries, Inc.

                          Consolidated Financial Statements
                                    (unaudited)

                                   Third Quarter

                                   March 31, 1996

J.A. Industries, Inc.

Consolidated Balance Sheets
(unaudited)
- - --------------------------------------------------------------------------------



                                                                                March 31
                                                               1996                                 1995
                                                     -------------------------            ---------------------------
Assets

Current
             Cash                                               $      2,081                         $             -
             Accounts receivable
               Trade                                                     ---                                 561,107
               Other                                                  14,900                                  80,168
             Inventory (note 3)                                          ---                                 385,449
             Prepaid expenses and deposits                               ---                                  44,803
                                                     -------------------------            ---------------------------

                                                                      16,981                               1,071,527

Real estate held for resale                                              ---                                 875,000

Property and equipment (note 4)                                          ---                                 271,224

Investments                                                              ---                                     200

Intangible assets (note 5)                                               ---                                 117,775
                                                     -------------------------            ---------------------------

                                                                $     16,981                         $     2,335,726
                                                     -------------------------            ---------------------------


J.A. Industries, Inc.

Consolidated Balance Sheets
(unaudited)
- - --------------------------------------------------------------------------------

                                                                                             March 31
                                                                               1996                         1995
                                                                          -----------------            ------------------
Liabilities

Current
             Bank indebtedness                                            $                -           $         105,000
             Accounts payable                                                      158,576                       928,358
             Accrued Liabilities                                                    29,000                             -
             Due to shareholders                                                   33,100                         51,426
             Equipment loans                                                        ---                          119,048
             Current portion of long-term debt (note 7)                             ---                          155,270
                                                                          -----------------            ------------------

                                                                                   220,676                     1,359,102

Loans from shareholders (note 6)                                                  ---                            136,691

Long-term debt (note 7)                                                            -                                   -
                                                                          -----------------            ------------------

                                                                                   220,676                     1,495,793
                                                                          -----------------            ------------------

Share Capital and Deficit

Capital stock:
             Authorized:
               20,000,000 common shares with a par value of $0.0025 per share
             Issued:
             9,417,904 shares (1995 - 6,703,417)                                    23,545                        17,043

Additional paid-in capital                                                       5,820,157                     3,948,343

Accumulated deficit                                                             (5,702,948)                   (3,381,265)

Cumulative translation adjustment                                                   (9,504)                       11,144

Treasury stock, at cost                                                           (131,250)                       ---
                                                                          -----------------            ------------------

                                                                                  (203,695)                      595,265
                                                                          -----------------            ------------------

                                                                          $        16,981              $       2,091,058
                                                                          -----------------            ------------------


J.A. Industries, Inc.

Consolidated Statements of Operations
(unaudited)
- - --------------------------------------------------------------------------------

                                                                     For the three months ended
                                                                             March 31
                                                                    1996                   1995
                                                               --------------         -----------------


Sales                                                          $        ---            $     1,035,397

Cost  of sales                                                          ---                    920,208
                                                               --------------         -----------------

Gross profit                                                            ---                    115,189

Selling and marketing expenses                                          ---                     17,422

General and administrative expenses                                  298,405                   262,027
                                                               --------------         -----------------

Loss from operations                                                (298,405)                 (164,260)

Other income (expense)                                                       -                 (76,309)
                                                               --------------         -----------------

Consolidated net loss                                          $    (298,405)         $       (240,569)
                                                               --------------         -----------------

Loss per share                                                 $        0.03          $           0.04
                                                               --------------         -----------------


J.A. Industries, Inc.

Consolidated Statements of Operations
(unaudited)
- - --------------------------------------------------------------------------------



                                                                                     For the nine months ended
                                                                                              March 31
                                                                                1996                         1995
                                                                           -----------------            -------------------


Sales                                                                       $         ---                $       3,452,982

Cost  of sales                                                                        ---                        2,897,666
                                                                           -----------------            -------------------

Gross profit                                                                          ---                          555,316

Selling and marketing expenses                                                        ---                          114,676

General and administrative expenses                                               1,043,970                        741,524
                                                                           -----------------            -------------------

Loss from operations                                                             (1,043,970)                      (300,884)

Other income (expense)                                                              (74,591)                      (130,683)
                                                                           -----------------            -------------------

Consolidated net loss                                                      $     (1,118,561)            $         (431,567)
                                                                           -----------------            -------------------

Loss per share                                                             $           0.12             $             0.06
                                                                           -----------------            -------------------






J.A. Industries, Inc.

Consolidated Statement of Changes in Financial Position
(unaudited)
- - --------------------------------------------------------------------------------



                                                                                       For the nine months ended
                                                                                                March 31
                                                                                  1996                           1995
                                                                           -------------------            -------------------
Cash provided by (used in)
Operating activities
             Net loss for the period                                        $      (1,118,561)             $        (431,566)
             Items not affecting cash:
               Amortization                                                            ---                           114,180
               Issuance of stock for services                                         662,751                              -
               Loss on sale of subsidiary                                              74,591                        54,470

             Changes in non-cash working capital                                      202,747                       (117,102)
                                                                           -------------------            -------------------

                                                                                     (178,472)                      (380,018)
                                                                           -------------------            -------------------

Financing activities
             Issue of common shares                                                   170,000                        473,113
             Cancellation of shares on settlement of debt                                   -                        (53,648)
             Equipment Loans                                                                -                       (119,048)
             Loan from shareholders                                                    10,000                          4,576
             Long-term debt                                                                 -                        (65,831)
                                                                           -------------------            -------------------

                                                                                      180,000                        239,162
                                                                           -------------------            -------------------
                                                                           -------------------

Investing activities
             Purchase of property and equipment                                        ---                            (4,578)
             Proceeds on sale of subsidiary                                                 100                     172,656
             Proceeds on disposition of investments                                           -                      21,875

                                                                                            100                      189,953
                                                                           -------------------            -------------------

Increase (decrease) in cash position                                                     1,628                        49,097

Effect of currency translation on cash flow                                                  -                        15,022

Cash position beginning of period                                                           453                     (166,142)
                                                                           -------------------            -------------------

Cash position end of period                                                $             2,081            $         (102,023)
                                                                           -------------------            -------------------

Represented by:
             Cash                                                          $             2,081            $                -
             Bank indebtedness                                                               -                      (102,023)
                                                                           -------------------            -------------------


                                                                           $             2,081            $         (102,023)
                                                                           -------------------            -------------------



J.A. Industries, Inc.

Consolidated Statements of Changes in Shareholders' Equity
(unaudited)
- - --------------------------------------------------------------------------------

For the Nine months ended March 31, 1996
and the year ended June 30, 1995

                                             Capital Stock   Additional              Foreign     Stock
                                                               Paid In   Operating   Currency  Subscription Treasury
                                            Shares     Amount  Capital    Deficit   Translation Receivable   Stock
                                      ----------------------------------------------------------------------------------
Balance June 30, 1994                      6,493,778  $16,234 $3,849,152 $(3,255,919) $(7,561) $    ---  $     ---

Issued for cash                              581,383    1,453    494,797      ---        ---        ---        ---

Issued for consulting fees                   582,292    1,456    524,642      ---        ---     (30,000)      ---

Issued and unpaid                            500,000    1,250    428,750      ---        ---    (430,000)      ---

Issued to repay debt                          50,000      125     51,982      ---        ---        ---        ---

Issued as compensation                        12,600       32     12,569      ---        ---        ---        ---

Reverse equipment purchase                  (600,000)  (1,500)   (52,148)     ---        ---        ---        ---

Reverse Hutronix, Inc. acquisition            ---        ---      ---         ---        ---        ---    (131,250)

Shares cancelled                             (68,450)    (171)       171      ---        ---        ---        ---

Aggregate adjustment resulting
from translation of financial
statements into U.S. dollars                  ---        ---      ---         ---       3,057       ---        ---

Net loss for the year ended
June 30, 1995                                 ---        ---      ---     (2,155,220)    ---        ---        ---
                                      ------------------------------------------------------------------------------

Balance June 30, 1995                      7,551,603   18,879  5,309,915  (4,904,793)  (4,504)  (460,000)  (131,250)

Issued for cash                              500,000    1,250    168,750      ---        ---        ---        ---

Issued for consulting fees                   100,000      250     27,225      ---        ---        ---        ---

Services rendered as consideration
for shares                                    ---        ---      ---         ---        ---     460,000       ---

Issued to pay debt                       1,266,301     3,166   314,267

Net loss for the nine months ended
March 31, 1996                                ---        ---      ---     (1,118,561)    ---        ---        ---
                                      ------------------------------------------------------------------------------

Balance March 31, 1996                     9,417,904 $ 23,545 $5,820,157 $(6,023,354) $(4,504) $     ---  $ (131,250)
                                      ------------------------------------------------------------------------------


J.A. Industries, Inc.

Notes to Consolidated Financial Statements
(unaudited)
December 31, 1995 and 1994
- - --------------------------------------------------------------------------------


1.    Significant Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of:

          J.A. Industries, Inc., a Delaware corporation and the following wholly owned subsidiaries:

            J.A. Industries (Canada), Inc., a Canadian corporation. Granite Marketing Corp., a Cayman Island corporation. Hutronix, Inc. an Arizona corporation.
            QDS, de Mexico, S.A. de C.V. a Mexican corporation.
            and the 96% owned subsidiary, Hutronix de Mexico, S.A. de C.V. which has been inactive since August 17, 1982.

          All significant inter-company balances and transactions have been eliminated on consolidation.

          J.A. Industries (Canada), Inc. was disposed of during the year ended June 30, 1995. Hutronix, Inc. and QDS de Mexico were disposed of during the year ended June 30, 1996 subject to shareholder approval.

      Translation of Foreign Currencies

      Account balances and transactions denominated in foreign currencies have been translated into U.S. funds as follows:

          Assets and liabilities at the rates of exchange prevailing at the balance sheet date; Revenue and expenses at average exchange rates for the period in which the transaction occurred; Exchange gains and losses arising from foreign currency transactions are included in the determination of net earnings for the period.

2.    Sale of Subsidiary

      On November 23, 1995, the Company sold all of the common shares of Hutronix, Inc. and on and on August 15, 1995 the
      Company sold all of the common  share  of  Granite   Marketing
      Corporation for $100. The two transaction resulted in a loss of $74,591, which has been included in other expense for the period ended December 31, 1995. Granite Marketing Corp. was inactive during the period.

3.    Inventory

      Inventory consists of:                      1995          1994

      Raw materials                             $   ---      $ 531,321
      Less: Reserve for obsolescence                ---        190,000
                                                ----------  -----------

                                                    ---        341,321
      Work-in-process                               ---        104,604

      Finished goods                                ---          7,349
                                                ----------  -----------

                                                $   ---     $  453,274
                                                ----------  -----------

4.    Property and equipment
                                       Accumulated    Net Book Value
                                 Cost  amortization  1995       1994
                               -------  ---------- --------  ------------

      Land                     $  ---     $  ---     $  ---     $  ---
      Building                    ---        ---        ---        ---
      Forklift                    ---        ---        ---        7,410
      Vehicles                    ---        ---        ---           81
      Office equipment            ---        ---        ---       46,264
      Computer equipment          ---        ---        ---       27,957
      Manufacturing equipment     ---        ---        ---      199,669
      Leasehold improvements      ---        ---        ---           935
      Assets not-in-service       ---        ---        ---      232,520
                               ---------  ---------  ---------  ---------

                               $  ---     $  ---     $  ---     $514,836
                               ---------  ---------  ---------  ---------

5.    Intangible assets

      Intangible assets comprise the following:      1995      1994

      Goodwill                                     $  ---     $128,767
      Incorporation costs                             ---        3,000
      Patent costs                                    ---        8,895
                                                   ---------  ---------
                                                      ---      140,662
      Amortization                                    ---       16,096
                                                   ---------  ---------

                                                   $  ---     $124,566
                                                   ---------  ---------

6.    Loans from shareholders

      Loans from shareholders comprise the following:      1995        1994

      Loan payable to Alexander Michie, balance
      due on demand with no stated interest rate.          $20,000   $  ---

      Loan payable to 391566 B.C. Ltd., balance
      due on demand with no stated interest rate.            1,064      ---

      Loan payable to Alexander Michie. The loan
      is unsecured and has no terms of repayment.
      The loan has a stated interest rate of
      prime plus 2%.                                         ---      138,146
                                                           --------  ---------

                                                           $21,064   $138,146
                                                           --------  ---------

7.    Long-term debt

                                                                            1995               1994
      Note  payable  to a  bank  executed  through  the  Industrial
      Development Authority of the City of Douglas,  Arizona due



      in quarterly instalments of $12,821,  plus interest at 65% of prime
      (9.0% as of March 31,  1995),  due May 2005;  secured by a deed of trust on the real estate held for sale, an irrevocable  letter of credit from a bank in the amount of the outstanding note payable balance and the assignment of a life insurance  policy owned by a related  party on the  president of Hutronix,  Inc. At March 31,
      1995 the company was not in compliance with certain restrictive
      covenants contained in this note.                                   $        -         $        564,087

      Note payable to a supplier due in quarterly instalments of
      $8,361 plus interest at 6% unsecured, due March 15, 1995                       ---                8,086

      Promissory  note  payable  to a lender.  The  principal  of
      $36,155  (CDN $50,000) plus accrued interest at 24% per annum is payable on demand.  The lender has stated that it is not her intention to demand repayment of the note before March 31, 1996.
                                                                                     ---               51,283

      Mortgage payable, on manufacturing  equipment,  to the Province of
      British Columbia,  Canada due in monthly  payments  of $1,787 (CDN
      $2,500)  plus interest at 6% per annum. The principal balance is due July 1, 1995.
                                                                                     ---               83,078
                                                                           -----------------  -----------------

                                                                                         -              706,534

      Less: Current portion                                                            ---              155,270
                                                                            -----------------  -----------------

                                                                             $           -      $       551,264
                                                                            -----------------  -----------------


    8 Income tax

      The Company has losses for income tax purposes which may be carried forward and applied to reduce future income taxes. The deferred tax benefit related to these losses has not been recorded in the accounts as there is not virtual certainty of realization.

      All of the income attributable to Granite Marketing Corp. (a Cayman Island corporation) is reported as non-taxable.


    9 Commitments and Contigencies

      Under the terms of various agreements, the Company has guaranteed payment of $18,275 in accounting fees and the $546,125 mortgage on the Douglas, Arizona plant owned by Hutronix, Inc. The reversal of the Hutronix, Inc. purchase included an idemnification on the above guarantees. Should the other party fail to perform, the obligations could be asserted against the Company.


   10 Subsequent event

      On January 26, 1996 the shareholders ratified the sale of Hutronix, Inc. and QDS, de Mexico, S.A. de C.V.

Management's Discussion and Analysis

         The following discussion of the results of operations and financial condition should be read in conjunction with the audited financial statements and related notes under the caption "Financial Statements".

Overview

         In July of 1992, the existing management took over the direction of J.A. Industries, Inc. It was the intention of the management to enhance the value of its shares on behalf of its shareholders by acquiring cash flow entities which were, firstly, synergistic with existing subsidiaries and secondly were companies with consistent growth potential.

         The first acquisition was Torik, Inc. in September, 1992, which at that time was just breaking even on its sales of $300,000 per month. Subsequent to the Torik acquisition, the Company had entered into litigation and lost the case to the former management of Torik returning all shares back to the Torik management. The Company was booking that acquisition at the cost of $200 which has been written off.

         The second acquisition of the assets of Pacific Rim Polytech, took place in February, 1993 by the Company's wholly owned subsidiary J.A. Industries (Canada) Inc. ("J.A. Canada"). J.A. Canada immediately started the manufacturing of underground junction boxes and cable tray. In June, 1995 the Company sold J.A. Canada to a non-affiliate British Columbia Corporation.

         The  Company   also   entered  into  two   licensing
agreements   and manufacturing  agreements for the  manufacture  and
distribution of electronic ballasts of which both licenses are inactive.

         In September of 1993, the Company acquired Hutronix, Inc., of Tucson, Az ("Hutronix"). Subsequent to the year ended, 1996, the Company returned the shares of Hutronix to Baboquivari Cattle Company ("BCC") to settle outstanding liabilities with BCC.

         In December of 1993, the Company acquired the assets of Capital City Plastic ("CCP"). CCP had been inactive since May of 1993. As CCP was unable to deliver the equipment as detailed in the purchase agreement, the Company cancelled the purchase agreement.

         In May, 1994 the Company signed an option agreement to acquire 100% of Link Technologies (Canada) Ltd. ("Link"). The Company was to pay $500,000 USD plus issue 500,000 shares of common stock to acquire 100% of Link. The Company was also to provide $1,500,000 USD in working capital for Link. Subsequent to this agreement the option has expired and no further agreement has been reached.

         On March 30, 1994 Granite Marketing Corporation. ("Granite"), then a wholly owned subsidiary of the Company, entered into an agreement with Queensland Industries, Inc. ("Queensland") whereby Queensland purchased from Granite an exclusive license to manufacture, promote, market, sell and distribute the products of J.A. Canada relating to polyurethane underground junction boxes. Queensland is a wholly owned subsidiary of Wincanton, Corporation ("Wincanton"), a publicly traded Washington State Corporation. Subsequent to this agreement, the Company rescinded the licensing agreement in exchange for a $50,000 USD payment by Queensland Industries to Granite. Granite is currently inactive. Subsequent to the year end, Granite was sold to an unrelated third party in exchange for assumption of Granite's liabilities.

         On June 28, 1995 the Company signed a letter of intent to merge with privately held MiNT Corporation ("Mint") through a stock for stock exchange. The share exchange would have resulted in a change of control of J.A. Industries to the majority shareholders of Mint. Mint is in the business of providing high quality contract manufacturing of electronic and electromechanical printed circuit board assemblies. Subsequent to this letter of intent and subsequent to the year ended June 30, 1995, the shareholders of Mint elected not to proceed with the acquisition.

         Subsequent to the year ended June 30, 1995, the Company entered into an Agreement and Plan of Merger (the "Merger") with Kenmar Business Groups, Inc. ("Kenmar") of Raleigh, NC. Pursuant to the terms of the agreement, current shareholders of Kenmar will receive common stock of J.A. Industries such that Kenmar shareholders will own approximately 50% of the outstanding shares of J.A. Industries, Inc. on closing. The agreement is subject to shareholder's approval of both companies as well, J.A. Industries, Inc. must finalized its settlement agreement with a former stockholder, Karl Ronstadt and Hutronix, Inc. subsequent to the year ended June 30, 1995, the Company did resolve its outstanding dispute with Baboquivari Cattle Company as described above (see "Hutronix").

         Kenmar Business Groups, Inc. ("Kenmar") founded in 1984, is a provider of high quality electronic manufacturing services. It is located in the Research Triangle area of North Carolina. Kenmar has a broad array of technical capabilities to bring products to the
market from concept to final  production. Kenmar's   manufacturing  team
has  experience  in  producing   electronic  and electro-mechanical
subassemblies and products for use in the telecommunication, industrial control, computer, medical and instrumentation industries. Kenmar has both Surface Mount Technology and Pin Thru-Hole capabilities as well as cable, harnesses and interconnect assembly lines.

         Management   believes  that  the  trend  towards   outsourcing
in the electronic manufacturing industry is expanding. To this end, management still believes that its strategy to acquire synergistic businesses in the contract manufacturing industry is a sound plan. The planned Merger between the Company and Kenmar is the first step in trying to re-establish that plan. Upon completion of the Merger, current management of Kenmar will assume management of the Company.

         Prior to the Merger, the Company must reduce its liabilities and contingent liabilities to zero and have working capital of a minimum of two hundred thousand ($200,000) dollars. To this end, the Company has disposed of, settled or is in the process of settling all outstanding liabilities. The Company has reached agreements and has signed releases for potential contingent liability claims arising or potentially arising from several of the Company's former agreements.

         The Company intends to fund its capital requirements through a private placement to meet the terms of the agreement. To date the funds necessary to complete the Merger are in place and will be released to the Company subject to Shareholder's approval of the Merger. If Shareholder's approval is not obtained to complete the Merger, then the funds in escrow would not be released to the Company.

         The Company will continue to focus its expansion plans on the acquisition of other contract manufacturing operations.

         Seasonal factors do not influence the Company's sales.

Liquidity and Capital Resources

         Subsequent to the 3 months ended September 30, 1995, Hutronix was returned to Baboquivari Cattle Company (former shareholder of Hutronix, "BCC") for release of all liabilities owed by the Company to BCC and BCC's assumption of all liabilities associated with Hutronix. The Company has no cash flow and its ability to maintain operations is severely impaired. If the Company cannot raise additional capital it is unlikely the Company would be able to operate and it may be forced to seek protection under Chapter 11 of the Bankruptcy Act.

         It is the Company's goal in the fiscal year ending June 30, 1996 to find a suitable acquisition candidate. Management anticipated that the Company will do further equity financing. Management believes that from these sources the Company will adequately fund the operations of the Company and allow it to maintain its aggressive acquisition strategy.

         To Address the accountant's report of a "going concern" uncertainty, it is anticipated that the Company will continue to look for new opportunities in the contract manufacturing area. On March 1, 1996 the Company entered into an agreement to merge with Kenmar to fulfill the Company's business strategy. As part of the Merger, the Company must eliminate all outstanding liabilities and have working capital of $200,000. At the date of this report, the Company has approximately $133,000 in liabilities it must satisfy to complete the Merger. As of May 15, 1996 the Company raised the required funds to complete the Merger through a private placement of its common stock.
The funds are in escrow with the  Company's   legal  counsel  and  will
be released to the Compnay upon shareholder's approval of the Merger. In the event the Company did not receive shaeholder's approval, the funds would not be release from escrow and the Company wold not be able to meet its financial requirements. If the Merger was not completed, then the Company could be forced to seek protection under Chapter 11 of the Bankruptcy Act.

         In the event that the Company does raise the necessary funds to complete the Merger, and all other conditions of the Merger are satisfied and the Merger is completed it is anticipated that cash flow from ongoing operations will satisfy the day to day needs of the Company. Furthermore, as of February 29, 1996, Kenmar had approximately $744,500 in cash or cash equivalents (unaudited). It is anticipated that the merged company will use these funds to maintain and grow the existing business that it has. It is also the Company's goal to try and arrange an equity financing in the amount of $3 million dollars to expand its business. No commitment for such financing has been arranged and the likelihood of its completion cannot be guaranteed. In the event the merged company could not raise any additional capital, it is anticipated that current rates of growth of the merged company would satisfy its working capital requirements.

         Future cash needs of the merged entity would include funds to implement the Company's acquisition strategy and to sustain the Company through a period of restructuring and growth.

Notes Payable and Long term debt

         Hutronix, Inc. a former subsidiary has a note payable to Bank One executed through the Industrial Development Authority of the City of Douglas due in quarterly instalments of $12,821, plus interest at 65% of prime (7.25% as of June 30, 1994), due may 2005; secured by a deed of trust on the real estate held for sale and an irrevocable letter of credit from a bank in the amount of the outstanding note payable balance guaranteed by the Company. At June 30, 1995 the amount outstanding was $576,908. The subsequent agreement between BCC and the Company calls for BCC and Hutronix to indemnify the Company against any liability under this bond. As the solvency of Hutronix, Inc. is uncertain, the ability for Hutronix, Inc. to indemnify the Company is unlikely. On March 4, 1996 the liability under the guarantee to Bank One was satisfied. Furthermore, on November 21, 1996 an agreement was reached between Baboquivari Cattle Company, Karl and Marilyn Ronstadt, Hutronix, Inc. and the Company whereby the parties exchanged mutual releases relieving the Company of any liabilities that it had or might have in the future with the parties.

         On closing of the Merger between Kenmar and the Company, the Company is obligated to pay a former minority shareholder of Hutronix, Inc. $10,000 and issue 50,000 shares of restricted common stock in exchange for a release from all future obligations the minority shareholder may be entitled to. Also, on closing, the Company is obligated to pay the former landlord of Hutronix, Inc. a fee for releasing the Company from a Corporate guarantee on the lease of the building located at 1150 E. Palmdale, Tucson, AZ. The funds for these transaction are part of the funding needed for the closing of the Merger agreement. If the funds were not raised or the Merger was not completed, these liabilities would still be outstanding.

         On June 30, 1995 the Company sold its wholly owned subsidiary, J.A. Industries (Canada) Inc. to an unrelated third party. The sale relieved the Company of any long term debt associated with the subsidiary. Furthermore, the Company obtained releases for all corporate guarantees that it had provided for the subsidiary subject to certain cash payments as follows. The Company settled with one creditor by issuing shares of restricted stock in the amount of 136,000 shares to satisfy approximately $34,000 USD of debt. On completion of the Merger between Kenmar and the Company, the Company will incurred a cost of $5,000 USD to settle with one creditor that comes from a corporate guarantee of the Company. The funds for settling this amount will come from the funds necessary to close the Merger transaction. If the funds were not raised and the Merger was not completed, then this liability would still be outstanding with the creditor.

         In March, 1996, the Company came to a final agreement with the former owners of Capital City Plastics whereby Capital City Plastic and John Szaniszlo will provide the Company with a release from all liabilities and deliver to the Company 600,000 shares of common stock issued to Capital City Plastics in exchange for the Company's release from liabilities, $10,000 and the issuance of 50,000 restricted common stock of the Company. The funds necessary to complete this transaction are part of the funding needs of the Merger. If the necessary funds were not raised or the Merger was not completed, the Company's position would be that there are no liabilities outstanding with Capital City Plastic or John Szaniszlo as they had breached the original agreement between the parties.

         On completion of the Merger, for which there can be no guarantee, the Company will be assuming the following liabilities based on the Kenmar audited financial statements for the period ending August 31, 1995 and unaudited financial statements for the six month period ending February 29, 1996:

         Line of credit/loans                               $        0
         Current maturities of long term debt               $    4,317
         Current obligations under capital lease            $   35,203
         Accounts payable - trade                           $  621,852
         Income tax payable                                 $        0
         Other accrued liabilities                          $   94,833
                                                            =========
         Total Current Liabilities                          $  756,205

         Long Term Debt, less current maturities            $  541,236
         Long term obligations under capital lease          $   57,750
                                                            =========
         Total Liabilities as of February 29, 1996          $1,021,386

Line of Credit: In March, 1994, Kenmar negotiated a $4 million revolving line of credit with a commercial lender which allowed it to borrow up to 80% of eligible receivables and was secured by a first lien on all the Company's receivables and inventory. Borrowing under this line bears interest at prime plus 2.5% (minimum 7.5%) in addition to an annual facility fee and other costs. Kenmar paid off the line of credit in the fourth quarter of its fiscal year ended August 31, 1995. Kenmar has not requested a renewal of the line of credit.

Long-term Debt:  Long term debt of Kenmar consists of the following:

                                                      1995     1994     1993
                                                     -----    -----    -----


Subordinated promissory notes payable monthly        $524,855 $646,674 $700,675
instalments of $9,009 including interest at 8% through October 2002.

Bank debt collateralized by a first lien on all the      -    $217,932     -
Company's plant, equipment, furniture and fixtures payable in monthly instalments of $7,950, including interest at prime +1%. this loan was paid off prior to august 31, 1995.

Uncollateralized note payable to stockholder         $ 39,482 $ 43,486 $ 47,149
repayable with interest at 8% in 59 monthly instalments of 4610 and a balloon payment of $30,083 on October 15, 1997

Notes payable secured by equipment repayable         $ 18,403 $ 42,202      -
in monthly instalments of $2,435 including interest at 16.85% through April 1996.
(Subsequently, this note was satisfied)

Note payable to stockholder in monthly                   -       -     $ 22,069
instalments of $2,535 including interest
at 8% through April, 1994, collateralized
by certain equipment.
                                                     $582,380 $950,276 $769,893
Less current maturities                              $ 22,359 $293,242 $ 79,750
                                                     -------- -------- --------
                                                     $560,021 $657,034 $690,143
                                                     ======== ======== ========

Principal maturities of debt Kenmar at August 31, 1995 are as follows:

Year ending August 31

         1996                               $ 22,359
         1997                               $ 73,269
         1998                               $104,776
         1999                               $ 80,451
         2000                               $ 87,130
         Thereafter                         $214,395
                                            --------
         Total Long-term debt               $582,380
                                            =======

Obligations Under Capital Leases of Kenmar:

         Kenmar leases equipment under capital leases which expire on various dates through 1998.

                                      1995     1994      1993
                                      ----     ----      ----
         Machinery and equipment     $200,066 $200,066 $ 62,735
         Vehicles                          -  $ 27,871 $ 27,871
                                     -------- -------- --------
         Total                       $200,006 $227,937 $ 90,606

         The following is a schedule by years of future minimum lease payments under capital leases as of august 31, 1995 for Kenmar

Year ending August 31
         1996                               $ 48,272
         1997                               $ 49,701
         1998                               $ 29,431
                                            --------
Total minimum lease payment                 $127,404

Further Kenmar Commitments:

         Kenmar leases certain office and production space, machinery and equipment under noncancellable operating leases expiring at various dates through 1998. During the years ended August 31, 1995, 1994 and 1993, Kenmar incurred rental expenses of $214,505, $271,488 and $230,175 respectively under these leases. Future minimum lease payments under the terms of the above leases are as follows:

         1996                               $38,422
         1997                               $ 2,952
         1998                               $ 2,460

Preferred Stock of Kenmar:

         The aggregate number of authorized shares of preferred stock is 100,000. Of the 100,000 shares of preferred stock 30,000 shares have been designated as Class A cumulative preferred stock. The designation of the remaining 70,000 shares will be determined by the Board of Directors of Kenmar.

         Kenmar issued 1,150 shares of $50 par value Class A cumulative preferred stock ("Class A Preferred") in 1994. During 1993, the Company issued 716 shares of Class A Preferred including upon receipt of the issue price, 200 shares subscribed at August 31, 1992. Each share of Class A Preferred may be called or put at any time after five years from the date of issuance at a rate of one and one-half times the issue price. Redemption requirements of Class A Preferred stock at August 31, 1995 were as follows:

         1997                       $150,000
         1998                       $447,000
         1999                       $ 68,700
         2000                       $ 86,250
                                    --------
         Total                      $751,950
                                    =======

         The Class A Preferred is entitled to a 10% cumulative dividend payable quarterly, subject to the provisions of North Carolina law. Cumulative unpaid dividends are $73,008, $23,378, and $7,643 as of August 31, 1995, 1994, and 1993 respectively.

         Upon liquidation, the Class A shares have preference over holders of common stock in an amount equal to the issue price plus cumulative dividends in arrears. Cash dividends of $0, $32,910 and $40,031 were paid in 1995, 1994, and 1993, respectively.

Results of Operations

         The following information is derived from the attached financial statements and sets forth, for the periods indicated, the relative percentage that certain income and expense items bear to net sales.

         For the 9 month period ended March 31, 199 compared to the 9 month period ended March 31, 1995. The auditors report for the period ending June 30, 1995 states that as a result of the discontinuation of operations of the Company there raises substantial doubt about the Company's ability to continue a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         In early March 1995, the Company entered into negotiations with Karl G. Ronstadt and Baboquivari Cattle Company, former shareholders of Hutronix, Inc. to settle outstanding issues and potential liabilities. The Company and the former shareholders could not come to any resolution. On September 23, 1995, the former shareholder of Hutronix, Inc. exercised his right under a put/call agreement dated September 23, 1993 and attached to the original purchase agreement of Hutronix, Inc. dated September 15, 1993. The put option allowed the former shareholder to put 262,000 shares of the Company to the Company at a price of $2.25 creating a liability of $589,500. The Company did not have the resources to pay the liability. On November 21, 1995 the Company entered into an agreement to reverse the acquisition of Hutronix, Inc. the only remaining operating subsidiary of the Company to satisfy all outstanding liabilities between the former shareholder of Hutronix and the Company. The condition that effected the decision to enter into the agreement to reverse the Hutronix acquisition occurred prior to the Company's year end. Although the assets and operations of Hutronix were included in the Company's
June 30, 1995 financial statement, they were subsequently disposed of and it was so reported in the Company's December 31, 1995 financial statement.

         On March 11, 1996 the Company entered into a plan of merger with Kenmar Business Groups Inc. A condition of the agreement is that the Company is to have no liabilities and working capital of $200,000. To this end, though the Company has an inactive status, there are substantial one time charges to eliminate all liabilities and to settle contract obligations.

         On September 23, 1995, Baboquivari Cattle Company exercise its put option under a put/call agreement dated September 23, 1993. The option obligated the Company to purchase 262,000 shares of the Company's stock from Baboquivari at a price of $2.25 creating an unfunded liability of $589,500. Prior to this period, the auditors of the Company had treated this item as a non-balance sheet item.

         On  November  21,  1995 the  Company  entered  into an
agreement  with Baboquivari  Cattle  Company  to  transfer  all  title
of  Hutronix,   Inc.  to Baboquivari Cattle Company in exchange for a
release of all liabilities.

         For the three month period ending March 31, 1996 the Company had no operations and therefore no revenue compared to sales of $1,035,397 for the three month period ended March 31, 1995 and sales of $3,452,982 for the nine month period ended March 31, 1995. General and Administrative expenses for the three month period ended March 31, 1996 were $298,405 compared to $262,027 for the corresponding period in 1995. G&A for the nine month period ended March 31, 1996 was $1,043,970 compared to $741,524 for the corresponding period in 1995. The G&A costs can be attributed to the restructuring and reorganization the Company experienced from the disposition and discontinuation of operations and the merger agreement the Company entered into with Kenmar Business Groups, Inc. The Company had a net loss from operations of $1,118,561 for nine month period ended March 31, 1996 compared to $300,884 for the corresponding nine month period in 1995. The Company had a Shareholder's deficit of $203,695 at March 31, 1996 compared to Net Equity of $670,141 for the same period 1995. Current liabilities were significantly reduce due to cessation of operations to $220,276 for the period ended March 31, 1996 compared to Current Liabilities of $964,465 for the corresponding period ended March 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

J.A. INDUSTRIES, INC.


           per:/s/Robert Knight/
Robert Knight, Chief Executive Officer                        May 28, 1996