Form 10KSB/A
period 1995-06-30
J A INDUSTRIES INC
filed 1996-07-08
CIK 919723

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 2 TO

                                 FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [Fee Required]
     For the fiscal year ended June 30, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [No Fee Required]
     For the transition period from          to

                        Commission File Number: 0-23528

                             J.A. INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

                           DELAWARE                                                     13-3421337
                 (State or other jurisdiction                                        (I.R.S. Employer
                 incorporation or organization                                      Identification No.)

                     34A-2755 LOUGHEED HIGHWAY, SUITE 522,
                      PORT COQUITLAM, B.C. V3B 5W9 CANADA
                    (Address of principal executive offices)

Issuer's telephone number: 604-941-3413

Securities registered under Section 12(b) of the Exchange Act: NONE

                        Not applicable                                                Not applicable
                      TITLE OF EACH CLASS                                  NAME OF EXCHANGE IN WHICH REGISTERED

Securities registered under Section 12(g) of the Exchange Act:

                 Common Stock par value $.0025
                       (TITLE OF CLASS)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

     State issuer's revenue for its most recent fiscal year: $

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $3,443,826

                      DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The list of documents should be clearly described for identification purposes.

     Transitional Small business Disclosure Format (check one): Yes   No  X

                             J.A. INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                     PART I

                                                                                                                          PAGE
Item 1.    Description of Business.....................................................................................     1
Item 2.    Description of Property.....................................................................................     2
Item 3.    Legal Proceedings...........................................................................................     2
Item 4.    Submission of Matters to a Vote of Security Holders.........................................................     2

                                    PART II

Item 5.    Market for Common Equity and Related Stockholder Matters....................................................     3
Item 6.    Management's Discussion and Analysis or Plan of Operation...................................................     4
Item 7.    Financial Statements........................................................................................    11
Item 8.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.........................    28

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons................................................    28
Item 10.   Executive Compensation......................................................................................    29
Item 11.   Security Ownership of Certain Beneficial Owners and Management..............................................    31
Item 12.   Certain Relationships and Related Transactions..............................................................    31
Item 13.   Exhibits and Reports on Form 8-K............................................................................    32
           Signature Page..............................................................................................    33

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

  GENERAL

     J.A. Industries, Inc. (the "Company") is now a holding company owning no material assets. The Company's Common Stock is traded over the counter (bulletin board symbol JIND). The Company maintains its principal executive offices at 1580 Kebet Way, Port Coquitlam, British Columbia, Canada; telephone 604-941-3413.

     From inception, the Company intended to grow through acquisitions, however, no acquisitions were successfully complete until the first quarter of 1993 and therefore the Company effectively had no operations until that time.

     On November 2, 1992 the Company changed its name to J.A. Industries, Inc. The Company was then reorganized as a holding company to grow through the acquisitions of companies and technology. The primary strategic focus of the Company is the manufacturing and marketing of electronic and mechanical products and services for the electrical power, electronic communications, military, aerospace, and commercial electronic products industries. The Company's strategy is to develop its capability through the acquisition of companies and technology that are consistent with its primary focus. The Company believes that the market for contract manufacturing services is growing at a rate of approximately 15% per year and that the Company can grow in excess of this rate by successfully executing it acquisition strategy.

  TORIK, INC.

     On September 28, 1992, the Company acquired 55% of the stock of Torik, Inc. ("Torik") the acquisition of the remaining 45% of Torik required the repayment of Torik's outstanding bank indebtedness. Torik is an electrical wire harness manufacturer for the vehicle, appliance, marine and electronics industry, located in Graham, North Carolina. In March of 1993, the former management of Torik initiated a lawsuit against the Company for the return of the 55% it had sold to the Company, on the grounds that the Company had not repaid Torik's bank debt. In August of 1995, the courts ruled in favor of the former management of Torik, Inc. and returned the 55% back to them.

  J.A. INDUSTRIES (CANADA) INC.

     J.A. Industries (Canada) Inc., a wholly-owned subsidiary of the Company ("J.A. Canada") was sold June 30, 1995 to a non-affiliated British Columbia Corporation. The agreement called for the buyer to assume all of the outstanding liabilities of J.A. Canada and to remove the Company from any guarantees.

  ETTA ELECTRONIC BALLASTS LICENSE AGREEMENT

     On April 14, 1993, the Company acquired a license to manufacture and distribute electronic ballasts with technology produced and patented in the United States by ETTA Industries, Inc. of Boulder, CO ("ETTA"). The license was acquired for $50,000 USD of advanced royalty payments. The licence is currently inactive. The Company has put ETTA Industries on notice that ETTA Industries is in default of the original licensing agreement. It is unlikely that the Company will receive any benefit from this licence and the recovery of its initial costs is also unlikely.

  AGREEMENT WITH IBI INTERBIB INVEST, BUDAPEST, HUNGARY

     In February 1993, the Company entered into a five-year manufacturing agreement with IBI Interbib Invest of Hungary ("IBI"). The agreement calls for the Company to buy electronic ballasts from IBI for distribution in the U.S. IBI will manufacture the ETTA ballasts under license to be sold by the Company. There was no cash or shares exchanged in this agreement. It is unlikely, due to the status of the ETTA licence that this inactive agreement will produce any benefits to the Company.

  ACQUISITION OF HUTRONIX, INC.

     On September 15, 1993, the Company acquired 100% of Hutronix, Inc, an Arizona corporation ("Hutronix"), by issuing 717,699 shares of common stock and paying $300,000. Headquartered in Tucson, AZ, Hutronix is a manufacturer of specialized cable harnesses, printed circuit boards, and electromechanical assemblies.

     In the original purchase agreement of Hutronix, the Company entered into a put/call agreement with a former shareholder of Hutronix, Baboquivari Cattle Company ("BCC") whereby BCC had the option to put 262,000 shares to the Company at $2.25 per share on September 23, 1995. BCC had informed the Company of its intention to exercise its rights under the put/call agreement. In resolution of the liabilities to BCC, the Company agreed to return the shares of Hutronix to BCC for cancellation of all debts to BCC and the return of 262,000 shares to treasury that were owned by BCC (see Item 4 "Submission of Matters to a Vote of Security Holders").

  CAPITAL CITY PLASTIC

     On December 5, 1993, the Company acquired the assets of 488190 Alberta Ltd., d/b/a Capital City Plastics ("CCP") for $100,000 and the issuance of 600,000 common shares of the Company. The Company also assumed two leases on the equipment in the amount of $135,000 CDN (approximately $97,000 USD). Monthly payments on the lease are approximately $1,692 CDN per month (approximately $1,220 USD).

     Subsequent to the purchase of the equipment the Company has rescinded the agreement and cancelled the 600,000 shares issued to Capital City Plastic. The Company believes that it is unlikely to recover the $45,000 USD paid out on behalf of CCP to creditors.

  GRANITE MARKETING CORP.

     On March 30, 1994 Granite Marketing Corporation. ("Granite") entered into an agreement with Queensland Industries, Inc. ("Queensland") whereby Queensland purchased from Granite an exclusive license to manufacture, promote, market, sell and distribute the products of J.A. Canada relating to polyurethane underground junction boxes. Queensland is a wholly owned subsidiary of Wincanton, Corporation ("Wincanton"), a publicly traded Washington State Corporation.

     Subsequent to this agreement, the Company rescinded the licensing agreement in exchange for a $50,000 USD payment by Queensland Industries. The Granite is currently inactive. Subsequent to the year end, Granite was sold to an unrelated third party in exchange for assumption of Granite's liabilities.

  LINK TECHNOLOGY

     In May, 1994 the Company entered a letter of intent to acquire all of the shares of Link Technology, a British Columbia corporation. Link is in the business of providing high quality contract manufacturing of electronic and electromechanical printed circuit board assemblies. Subsequent to this letter of intent, the parties agreed not to proceed.

  MINT CORPORATION

     On June 28, 1995 the Company signed a letter of intent to merge with privately held MiNT Corporation ("Mint") through a stock for stock exchange. The share exchange would have resulted in a change of control of J.A. Industries to the majority shareholders of Mint. Mint is in the business of providing high quality contract manufacturing of electronic and electromechanical printed circuit board assemblies. Subsequent to this agreement, the shareholders of Mint elected not to proceed with the acquisition.

  EMPLOYEES

     The parent corporation paid the salary of Robert Knight, the Company's President as of June 30, 1995 and of Mr. James Burns, President/CEO from September to June 1995. Subsequent to the year end, Mr. Burns resigned as Chairman of the Board and as a director of the Company. There is no other staff for the Company.

     None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be satisfactory.

     There are no environmental issues with any of the Company's products.

     The Company is not involved in any Research and Development.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company maintains Corporate offices at 1580 Kebet Way, Port Coquitlam, Canada. It leases the space from a non-affiliate for $500 USD per month.

ITEM 3. LEGAL PROCEEDINGS.

     Except as described above in "Description of Business -- Torik. Inc., and Hutronix, Inc." the Company is not presently a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Subsequent to the year end, the Company has called a special meeting of stockholders to be held January 26, 1996. The meeting is to consider and vote upon a proposal to approve a Settlement Agreement and Release ("Agreement") among Baboquivari Cattle Company ("BCC"), Karl G. and Marilyn H. Ronstadt ("Ronstadt") and the Company, pursuant to which the Company will deliver to BCC all outstanding shares of Hutronix, Inc. Hutronix Sales, Inc. (subsequently changed to deliver only the 49% owned by the Company in exchange for the payment of $7,600 to BCC), QDS de Mexico and Hutronix de Mexico. In return, BCC shall transfer to the Company 262,000 shares of the Company's common stock that are subject to a put/call agreement; BCC and the Ronstadts shall release and indemnify the Company from all obligations (currently in the approximate sum of $765,000) and claims arising from the business dealing between the parties. At the special meeting, Shareholders approved the Agreement.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Marketing Information -- (1) The principal U.S. market in which the Company's common stock is traded is in the over-the-counter market (Bulletin Board Symbol: JIND). The Company's initial public offering closed June 21, 1988 and there was very minimal and sporadic trading until September 1992. The following chart sets forth the range of high and low bid prices for the Company's Common Stock in the over-the-counter market for the previous two years.

                                  COMMON STOCK

                                                                                                              BID PRICE
PERIOD                                                                                                           HIGH
Quarter ended December 31, 1995............................................................................    1       1/16
Quarter ended September 30, 1995...........................................................................    1       3/8
Quarter ended June 30, 1995................................................................................    1       3/8
Quarter ended March 31, 1995...............................................................................    2
Quarter ended December 31, 1994............................................................................    2       1/8
Quarter ended September 30, 1994...........................................................................    2
Quarter ended June 30, 1994................................................................................    2
Quarter ended March 31, 1994...............................................................................    2       1/4
Quarter ended December 31, 1993............................................................................    2       3/8
Quarter ended September 30, 1993...........................................................................    2       1/2


PERIOD                                                                                                           LOW

Quarter ended December 31, 1995............................................................................   .19

Quarter ended September 30, 1995...........................................................................     2        7/32

Quarter ended June 30, 1995................................................................................     1

Quarter ended March 31, 1995...............................................................................     1

Quarter ended December 31, 1994............................................................................     1        9/16

Quarter ended September 30, 1994...........................................................................     1        1/2

Quarter ended June 30, 1994................................................................................     1        3/4

Quarter ended March 31, 1994...............................................................................     1        5/8

Quarter ended December 31, 1993............................................................................     1        3/8

Quarter ended September 30, 1993...........................................................................     1        1/2


     Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     (b) Holders -- The approximate number of record holders of the Company's Common Stock as of June 30, 1994 was 600 inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding as of June 30, 1995 was 7,289,967.

     (c) Dividends -- The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF J.A. INDUSTRIES, INC.

     The following discussion of the results of operations and financial condition should be read in conjunction with the audited financial statements and related notes appearing subsequently under the caption "Financial Statements".

OVERVIEW

     In July of 1992, the existing management took over the direction of J A. Industries, Inc. It was the intention of the management to enhance the value of its shares on behalf of its shareholders by acquiring cash flow entities which were, firstly, synergistic with existing subsidiaries and secondly were companies with consistent growth potential.

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

     Subsequent to the year ended June 30, 1995, the Company entered into an Agreement and Plan of Merger with Kenmar of Raleigh, NC. Kenmar founded in 1984, is a provider of high quality electronic manufacturing services. It is located in the Research Triangle area of North Carolina. Kenmar has a broad array of technical capabilities to bring products to the market from concept to final production. Kenmar's manufacturing team has experience in producing electronic and electro-mechanical subassemblies and products for use in the telecommunication, industrial control, computer, medical and instrumentation industries. Kenmar has both Surface Mount Technology and Pin Thru-Hole capabilities as well as cable, harnesses and interconnect assembly lines.

     Pursuant to the terms of the agreement, current shareholders of Kenmar will receive common stock of J.A. Industries such that Kenmar shareholders will own approximately 50% of the outstanding shares of J.A. Industries, Inc. on closing.

Upon completion of the Merger, current management of Kenmar would assume management of the Company. The merger is subject to shareholder's approval of both companies. Another condition of the Merger is the settlement of a dispute with a former stockholder, Karl Ronstadt and Hutronix, Inc. Subsequent to the year ended June 30, 1995, the Company did resolve its outstanding dispute with Baboquivari Cattle Company as described above (see "Hutronix").

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

     The Company intends to fund its capital requirements through a private placement to meet the terms of the agreement. To date the funds necessary to complete the Merger are being held in escrow pending shareholder approval of the merger and will be released to the Company upon such approval. If Shareholder's approval is not obtained to complete the Merger, then the funds in escrow would not be released to the Company.

     Management believes that the trend towards outsourcing in the electronic manufacturing industry is expanding. To this end, management still believes that its strategy to acquire synergistic businesses in the contract manufacturing industry is a sound plan. The planned Merger between the Company and Kenmar is the first step in trying to re-establish that plan.

     Seasonal factors do not influence the Company's sales.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1994 the Company principally provided for its cash needs through equity financing from a Regulation D Rule 504 offering. Most acquisitions were completed with a combination of shares and cash. The day-to-day operations were funded from cash flow provided by the operating entities and an infusion of working capital from the parent Company. The subsidiary J.A. Industries (Canada) Inc. lost money in 1995, and it was sold to a non-affiliate in June, 1995. The agreement called for the buyer to assume all of the liabilities of J.A. Canada. Hutronix, Inc. also lost money for the year ending June 30, 1995. Subsequent to the year end, Hutronix was returned to Baboquivari Cattle Company (former shareholder of Hutronix, "BCC") for release of all liabilities owed by the Company to BCC and BCC's assumption of all liabilities associated with Hutronix.

     Subsequent to the year ended June 30, 1995, the Company had disposed of all of its operating assets and there is currently not an adequacy of cash flow from operations to cover capital resources and liquidity requirements. In the year ending June 30, 1994 the Company had revenues of $4,042,940 to allow the Company to manage its day to day operations. The Company's financial results were prepared assuming it would continue as a going concern. However, the report of its auditor raised substantial doubts about the Company's ability to continue as a going concern. For the year ending June 30, 1995, the Company's audited report reflected the subsequent disposition of all operations. Revenue of $4,330,211 from operations for the period ended June 30, 1995, though, was used to fund the day to day operations of the subsidiaries. Currently, the Company has no cash flow and its ability to maintain operations is severely impaired. If the Company cannot raise additional capital it is unlikely the Company would be able to operate and it may be forced to seek protection under Chapter 11 of the Bankruptcy Act.

     During the period commencing September, 1992 and ending June 30, 1995, the Company raised $1,185,000 through two Regulation D Rule 504 offerings and $496,250 through private placements of the Company's common stock. It is the Company's goal in the fiscal year ending June 30, 1996 to find a suitable acquisition candidate. Management anticipates that the Company will do further equity financing. Management believes that from these sources the Company will adequately fund the operations of the Company and allow it to maintain its aggressive acquisition strategy. To date, no commitments for such capital have been received and the likelihood of such financing cannot be guaranteed.

     To address the accountant's report of a "going concern" uncertainty, it is anticipated that the Company will continue to look for new opportunities in the contract manufacturing area. On March 1, 1996 the Company entered into an agreement to merge with Kenmar to fulfill the Company's business strategy. As part of the Merger, the Company must eliminate all outstanding liabilities and have working capital of $200,000. At the date of this report, the Company has approximately $133,000 in liabilities it must satisfy to complete the Merger. As of May 15, 1996, the Company has raised the required funds to complete the Merger through a private placement of its common stock. The funds are in escrow with the Company's legal counsel and will be released to the Company upon it shareholder's approval of the Merger. In the event the Company does not receive shareholder approval, the funds would not be released from escrow and the Company would not be able to meet its financial requirements pursuant to the Merger Agreement.

     In the event that the conditions of the Merger are satisfied and the Merger is completed it is anticipated that cash flow from ongoing operations will satisfy the day to day needs of the Company. Furthermore, as of February 29, 1996, Kenmar had approximately $744,500 in cash or cash equivalents (unaudited). It is anticipated that the merged company will use these funds to maintain and grow the existing business that it has. It is also the Company's goal to try and arrange an equity financing in the amount of $3 million dollars to expand its business. No commitment for such financing has been arranged and the likelihood of its completion cannot be guaranteed. In the event the merged company could not raise any additional capital, it is anticipated that current rates of growth of the merged company would satisfy its working capital requirements.

     Future cash needs of the merged entity would include funds to implement the Company's acquisition strategy and to sustain the Company through a period of restructuring and growth.

NOTES PAYABLE AND LONG TERM DEBT

     Hutronix, Inc. a former subsidiary has a note payable to Bank One executed through the Industrial Development Authority of the City of Douglas due in quarterly instalments of $12,821, plus interest at 65% of prime (7.25% as of June 30, 1994), due may 2005; secured by a deed of trust on the real estate held for sale and an irrevocable letter of credit from a bank in the amount of the outstanding note payable balance guaranteed by the Company. At June 30, 1995 the amount outstanding was $546,125. The subsequent agreement between BCC and the Company calls for BCC and Hutronix to indemnify the Company against any liability under this bond. As the solvency of Hutronix, Inc. is uncertain, the ability for Hutronix, Inc. to indemnify the Company is unlikely. Furthermore, on November 21, 1995 an agreement was reached between Baboquivari Cattle Company, Karl and Marilyn Ronstadt, Hutronix, Inc. and the Company whereby the parties exchanged mutual releases relieving the Company of any liabilities that it had or might have in the future with the parties. On March 4, 1996 the liability under the guarantee to Bank One was satisfied.

     On closing of the Merger between Kenmar and the Company, the Company is obligated to pay a former minority shareholder of Hutronix, Inc. $10,000 and issue 50,000 shares of restricted common stock in exchange for a release from all future obligations the minority shareholder may be entitled to. Also, on closing, the Company is obligated to pay the former landlord of Hutronix, Inc. a fee for releasing the Company from a Corporate guarantee on the lease of the building located at 1150 E. Palmdale, Tucson, AZ. The funds for these transactions are part of the funding needed for the closing of the Merger agreement. If the Merger is not completed, these liabilities would still be outstanding.

     On June 30, 1995 the Company sold its wholly owned subsidiary, J.A. Industries (Canada) Inc. to an unrelated third party. The sale relieved the Company of any long term debt associated with the subsidiary. Furthermore, the Company obtained releases for all corporate guarantees that it had provided for the subsidiary subject to certain cash payments as follows. The Company settled with one creditor by issuing shares of restricted stock in the amount of 136,000 shares to satisfy approximately $34,000 USD of debt. On completion of the Merger between Kenmar and the Company, the Company will incurred a cost of $5,000 USD to settle with one creditor that comes from a corporate guarantee of the Company. The funds for settling this amount will come from the funds necessary to close the Merger transaction. If the Merger is not completed, then this liability would still be outstanding with the creditor.

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

     On completion of the Merger, for which there can be no guarantee, the Company will be assuming the following liabilities based on the Kenmar audited financial statements for the period ending August 31, 1995 and unaudited financial statements for the six month period ending February 29, 1996:

Line of credit/loans....................................................................   $        0
Current maturities of long term debt....................................................   $    4,317
Current obligations under capital lease.................................................   $   35,203
Accounts payable -- trade...............................................................   $  621,852
Income tax payable......................................................................   $        0
Other accrued liabilities...............................................................   $   94,833
  Total Current Liabilities.............................................................   $  756,205
Long Term Debt, less current maturities.................................................   $  541,236
Long term obligations under capital lease...............................................   $   57,750
  Total Liabilities as of February 29, 1996.............................................   $1,021,386

     (See also "Preferred Stock of Kenmar", Page 35)

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

     LONG-TERM DEBT: Long term debt of Kenmar consists of the following:

                                                                                   1995        1994
Subordinated promissory notes payable monthly instalments of $9,009 including
  interest at 8% through October 2002.........................................   $524,855    $646,674
Bank debt collateralized by a first lien on all the Company's plant, equipment, furniture and fixtures payable in monthly instalments of $7,950, including interest at prime +1%. this loan was paid off prior to August 31,
  1995........................................................................         --    $217,932
Uncollateralized note payable to stockholder repayable with interest at 8% in
  59 monthly installments of 4610 and a balloon payment of $30,083 on October
  15, 1997....................................................................   $ 39,482    $ 43,468
Notes payable secured by equipment repayable in monthly installments of $2,435 including interest at 16.85% through April 1996. (Subsequently, this note
  was satisfied)..............................................................   $ 18,403    $ 42,202
Note payable to stockholder in monthly installments of $2,535 including
  interest at 8% through April, 1994, collateralized by certain equipment.....         --          --
                                                                                 $582,380    $950,276
Less current maturities.......................................................   $ 22,359    $293,242
                                                                                 $560,021    $657,034

     Principal maturities of debt Kenmar at August 31, 1995 are as follows:

YEAR ENDING AUGUST 31
1996..............................................................   $ 22,359
1997..............................................................   $ 73,269
1998..............................................................   $104,776
1999..............................................................   $ 80,451
2000..............................................................   $ 87,130
Thereafter........................................................   $214,395
  Total Long-term debt............................................   $582,380

  OBLIGATIONS UNDER CAPITAL LEASES OF KENMAR:

     Kenmar leases equipment under capital leases which expire on various dates through 1998.

                                                           1995        1994
Machinery and equipment...............................   $200,066    $200,066
Vehicles..............................................         --    $ 27,871
  Total...............................................   $200,006    $227,937

     The following is a schedule by years of future minimum lease payments under capital leases as of august 31, 1995 for Kenmar

YEAR ENDING AUGUST 31
1996..............................................................   $ 48,272
1997..............................................................   $ 49,701
1998..............................................................   $ 29,431
  Total minimum lease payment.....................................   $127,404

  FURTHER KENMAR COMMITMENTS:

     Kenmar leases certain office and production space, machinery and equipment under noncancellable operating leases expiring at various dates through 1998. During the years ended August 31, 1995, 1994 and 1993, Kenmar incurred rental expenses of $214,505, $271,488 and $230,175 respectively under these leases. Future minimum lease payments under the terms of the above leases are as follows:

1996...............................................................   $38,422
1997...............................................................   $ 2,952
1998...............................................................   $ 2,460

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

1997..............................................................   $150,000
1998..............................................................   $447,000
1999..............................................................   $ 68,700
2000..............................................................   $ 86,250
  Total...........................................................   $751,950

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

     FISCAL PERIOD YEAR ENDED JUNE 30, 1995 COMPARED TO FISCAL PERIOD YEAR ENDED JUNE 30, 1994. The auditors report for the period ending June 30, 1995 states that as a result of the discontinuation of operations of the Company there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In June, 1995 the Company disposed of one of its wholly owned operating subsidiaries J.A. Industries (Canada) Inc. Subsequent to the year end the Company disposed of an inactive subsidiary, Granite Marketing Corporation. In early March 1995, the Company entered into negotiations with Karl G. Ronstadt and Baboquivari Cattle Company, former shareholders of Hutronix, Inc. to settle outstanding issues and potential liabilities. The Company and the former shareholders could not come to any resolution. On September 23, 1995, the former shareholder of Hutronix, Inc. exercised his right under a put/call agreement dated September 23, 1993 and attached to the original purchase agreement of Hutronix, Inc. dated September 15, 1993. The put option allowed the former shareholder to put 262,000 shares of the Company to the Company at a price of $2.25 creating a liability of $589,500. The Company did not have the resources to pay the liability. On November 21, 1995, subsequent to the year end, the Company entered into an agreement to reverse the acquisition of Hutronix, Inc. the only remaining operating subsidiary of the Company to satisfy all outstanding liabilities between the former shareholder of Hutronix and the Company. The condition that effected the decision to enter into the agreement to reverse the Hutronix acquisition occurred prior to the Company's year end. Although the assets and operations of Hutronix were included in the Company's June 30, 1995 financial statement, they were subsequently disposed of and it was so reported in the Company's December 31, 1995 financial statement.

     As of June 30, 1995, the Company had revenue of $4,330,211 which was a 7.8% increase over the comparable period ended June 30, 1994. Cost of sales were $3,618,347 for the period ended June 30, 1995 as compared cost of sales of $3,674,688 for the corresponding period ending June 30, 1994. The maintaining of cost of sales at the same level as 1994 but an increase in revenue by 7.8% generated a gross margin of $711,864 or 16.9% of Sales for the period ended June 30, 1995 compared to gross margin of $368,252 or 9.1% for the period ended June 30, 1994. General and administrative expenses for June 30, 1995 were $1,623,487 which was a 22.8% increase compared to the corresponding period for June 30, 1994 of $1,256,765. The increase is partly reflected by the increase in management expenses to increase the revenue for the period. Part of the General and Administrative expenses for 1995 were paid of non-cash items whereby the Company issued restricted common shares for services rendered or settlement of debt in the amount of $51,982 compared to the issuance of no shares for the corresponding period ending June 30, 1994 for similar reasons. The Company had a total loss for the year of $1,714,526 or ($0.25)/shares as compared to a total loss of $1,497,305 or ($0.28)/share for the period ending June 30, 1994.

     Subsequent to the year ending June 30, 1995 the Company entered into a Merger with Kenmar. A condition of the Merger is that the Company is to have no liabilities and working capital of $200,000. To this end, though the Company has an inactive status, there are substantial one time charges to eliminate all liabilities and to settle contract obligations.

     For the first quarter period ending September 30, 1995 the Company had revenue of $532,310. compared to sales of $1,179,629 for the corresponding period in 1994. The decrease in sales can be attributed to the disposition of J.A. Industries (Canada) Inc. prior to year end June 30, 1995 as Hutronix, Inc., the only remaining operating subsidiary, had an increase in sales of 18% over the corresponding period ended September 30, 1994. Cost of sales for the 3 month period ended September 30, 1995 were $455,030 generating a gross profit margin of $77,280 or 14.5% of sales compared to a cost of sales of $1,013,768 generating a gross profit of $165,861 or 14% of sales for the 3 month period ended September 30, 1994. Again, the decrease in cost of sales can be attributed to the disposition of J.A. Industries (Canada) Inc. prior to the year ended June 30, 1995. For the three month period ending September 30, 1995 G&A was $781,384 compared to $239,620 for the corresponding period in 1994. Increased legal and accounting expenses accounted for approximately $75,000 of the expense. As well, a large portion of the expense was a one time charge to pay outstanding liabilities and the termination of outstanding contracts. The preceding items, except for accounting fees, were mostly settled with the issuance of restricted common stock of the Company. On September 23, 1995, Baboquivari Cattle Company exercise its put option under a put/call agreement dated September 23, 1993. The option obligated the Company to purchase 262,000 shares of the Company's stock from Baboquivari at a price of $2.25 creating an unfunded liability of $589,500. Subsequent to the first quarter ended September 30, 1995, the Company entered into an agreement with Baboquivari Cattle Company to reverse its September 15, 1993 acquisition agreement of Hutronix, Inc. in exchange for the release of all liabilities from Hutronix, Inc and Baboquivari Cattle Company.

     On November 21, 1995 the Company entered into an agreement with Baboquivari Cattle Company to transfer all title of Hutronix, Inc. to Baboquivari Cattle Company in exchange for a release of all liabilities. Due to this disposition of the last operating subsidiary of the Company, the Company had no revenue for the three month period ending December 31, 1995 compared to of $1,237,956 for the three month period and $2,417,585 for the six month period ending December 31, 1994. General and administrative expenses for the period three month period ended December 31, 1995 were $81,921 compared to the corresponding three month period in 1994 of $239,877. The Company experienced a net loss of $83,316 for the three month period ending December 31, 1995 compared to a loss of $86,107 for the corresponding period in 1994. The net loss from operations for the six month period ending December 31, 1995 was $746,960 compared to $190,989 for the corresponding period in 1994. The loss in 1995 is attributed to the reorganization and elimination of ongoing contracts and liabilities the Company needed to satisfy to proceed with its Merger with Kenmar. The Company had a shareholder's deficit of $282,683 for the period ended December 31, 1995 compared to net equity of $595,265 for the corresponding period in 1994. Accounts payable at December 31, 1995 were $138,167 compared to $928,358 for the corresponding period 1994. Due to the discontinuation of operations, the Company's payables were reduced dramatically. Most of the expense is attributed to legal and accounting costs due to the restructuring of the Company. Subsequent to the disposition of Hutronix, the Company was relieved of its obligation to guarantee the mortgage on the facilities occupied by Hutronix in Douglas, Arizona. Therefore, long term debt was reduced to zero from $561,842 in the corresponding prior year period.

     For the three month period ending March 31, 1996 the Company had no operations and therefore no revenue compared to sales of $1,035,397 for the three month period ended March 31, 1995 and sales of $3,452,982 for the nine month period ended March 31, 1995. General and Administrative expenses for the three month period ended March 31, 1996 were $298,405 compared to $262,027 for the corresponding period in 1995. G&A for the nine month period ended March 31, 1996 was $1,043,970 compared to $741,524 for the corresponding period in 1995. The G&A costs can be attributed to the restructuring and reorganization the Company experienced from the disposition and discontinuation of operations and the Merger agreement the Company entered into with Kenmar Business Groups, Inc. The Company had a net loss from operations of $1,118,561 for nine month period ended March 31, 1996 compared to $300,884 for the corresponding nine month period in 1995. The Company had a Shareholder's deficit of $203,695 at March 31, 1996 compared to Net Equity of $670,141 for the same period 1995. Current liabilities were significantly reduce due to cessation of operations to 220,276e for the period ended March 31, 1996 compared to Current Liabilities of $964,465 for the corresponding period ended March 31, 1995.

ITEM 7. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF
  J.A. INDUSTRIES, INC. AND SUBSIDIARIES

     We have audited the accompanying consolidated balance sheet of J.A. Industries, Inc. and Subsidiaries as of June 30, 1995 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J.A. Industries, Inc. and Subsidiaries as of June 30, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,714,526, and a cash flow deficit from operations of $133,297 during the year ended June 30, 1995, and as of that date had a working capital deficiency of $566,587, and a net capital deficiency of $40,503. Additionally, as of the date of the auditors' report, the Company has sold subsidiaries which accounted for all of the operating activities of the consolidated corporation. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/ Semple & Cooper, P.L.C.
                                         Certified Public Accountants

Phoenix, Arizona
November 20, 1995
(except for Note 18 as to which
the date is May 12, 1996).

                     J.A. INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1995 AND 1994

                                                                                                      1995           1994
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 1)............................................................   $    45,274    $     6,679
  Accounts receivable (Notes 1 and 9)
      -- trade..................................................................................       246,180        485,943
      -- other..................................................................................            73         18,363
  Inventory (Notes 1, 4 and 9)..................................................................       170,261        454,982
  Prepaid expenses..............................................................................        14,805         27,338
       Total Current Assets.....................................................................       476,593        993,305
Real Estate Held for Sale (Notes 6 and 9).......................................................       488,750        875,000
Property and Equipment, Net
  (Notes 1, 5 and 9)............................................................................        53,330        598,533
Investments (Note 7)............................................................................            --         22,075
Intangible Assets, Net (Notes 1 and 8)..........................................................         2,050        127,532
                                                                                                       544,130      1,623,140
                                                                                                   $ 1,020,723    $ 2,616,445
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Notes payable -- current portion (Note 9).....................................................   $   590,986    $   922,436
  Loans payable -- related parties (Note 10)....................................................        35,766             --
  Accounts payable..............................................................................       165,625        776,474
  Accrued expenses..............................................................................       250,753             --
  Income taxes payable (Notes 1 and 12).........................................................            50             50
     Total Current Liabilities..................................................................     1,043,180      1,698,960
Notes Payable -- Long-Term Portion (Note 9).....................................................        18,046        117,563
Loans Payable -- Related Parties (Note 10)......................................................            --        132,364
                                                                                                        18,046        249,927
Commitments and Contingencies: (Note 11)........................................................            --             --
Stockholders' Equity (Deficit):
  Common stock (Note 14)........................................................................        18,879         16,234
  Additional paid-in capital....................................................................     4,993,915      3,849,152
  Accumulated deficit...........................................................................    (4,904,793)    (3,190,267)
                                                                                                       108,001        675,119
  Stock subscriptions receivable................................................................      (144,000)            --
  Cumulative translation adjustment (Note 1)....................................................        (4,504)        (7,561)
                                                                                                       (40,503)       667,558
                                                                                                   $ 1,020,723    $ 2,616,445

     The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

                     J.A. INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1994

                                                                                                      1995           1994
Sales...........................................................................................   $ 4,330,211    $ 4,042,940
Cost of Sales...................................................................................     3,618,347      3,674,688
Gross Profit....................................................................................       711,864        368,252
Selling and Marketing Expense...................................................................            --        134,163
General and Administrative Expense..............................................................     1,593,838      1,256,765
Impairment of real estate held for sale (Note 6)................................................       386,250        444,941
Impairment of goodwill (Note 8).................................................................       115,890             --
                                                                                                     2,095,978      1,835,869
Loss from Operations............................................................................    (1,384,114)    (1,467,617)
Other Income (Expense):
  Interest income...............................................................................           952            373
  Interest expense..............................................................................       (72,868)       (93,989)
  Gain on foreign exchange translation..........................................................            --          7,960
  Loss on sale of assets (Note 5)...............................................................       (59,726)            --
  Loss on sale of subsidiary (Note 3)...........................................................      (198,770)            --
                                                                                                      (330,412)       (85,656)
Loss before Income Taxes........................................................................    (1,714,526)    (1,553,273)
Income Tax Benefit..............................................................................            --         65,973
                                                                                                    (1,714,526)    (1,487,300)
Pre-acquisition Earnings of Hutronix, Inc.......................................................            --        (10,005)
Net Loss........................................................................................   $(1,714,526)   $(1,497,305)
Net Loss per Share..............................................................................   $      (.25)   $      (.28)
Weighted Average Shares Outstanding.............................................................     6,724,440      5,389,500

     The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

                     J.A. INDUSTRIES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1994

                                                                                                       EQUITY
                                                                                                     ADJUSTMENT
                                                                       ADDITIONAL                   FROM FOREIGN       STOCK
                                                  COMMON STOCK          PAID-IN      ACCUMULATED      CURRENCY      SUBSCRIPTION
                                                SHARES      AMOUNT      CAPITAL        DEFICIT      TRANSLATION      RECEIVABLE
Balance, June 30, 1993.....................    4,107,129    $10,268    $1,800,027    $(1,692,962)     $     --       $       --
Issued for cash............................      993,950      2,485     1,005,578             --            --               --
Issued for equipment.......................      600,000      1,500        52,148             --            --               --
Issued for shares of Hutronix, Inc.........      717,699      1,794       895,330             --            --               --
Issued for legal services..................       25,000         62         7,944             --            --               --
Issued to repay debt.......................       50,000        125        88,125             --            --               --
Aggregate adjustment resulting from
  translation of financial statement into
  U.S. dollars.............................           --         --            --             --        (7,561)              --
Net loss for the year ended June 30,
  1994.....................................           --         --            --     (1,497,305)           --               --
Balance, June 30, 1994.....................    6,493,778     16,234     3,849,152     (3,190,267)       (7,561)              --
Issued for cash............................      631,383      1,578       494,672             --            --               --
Issued for consulting fees.................    1,032,292      2,581       637,517             --            --         (144,000)
Issued to repay debt.......................       50,000        125        51,982             --            --               --
Issued as compensation.....................       12,600         32        12,569             --            --               --
Reverse equipment purchase.................     (600,000)    (1,500)      (52,148)            --            --               --
Shares cancelled...........................      (68,450)      (171)          171             --            --               --
Aggregate adjustment resulting from
  translation of financial statements into
  U.S. dollars.............................           --         --            --             --         3,057               --
Net loss for the year ended June 30,
  1995.....................................           --         --            --     (1,714,526)           --               --
                                               7,551,603    $18,879    $4,993,915    $(4,904,793)     $ (4,504)      $ (144,000)

     The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

                     J.A. INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1994

                                                                                                      1995           1994
Cash Used by Operating Activities:
  Net loss......................................................................................   $(1,714,526)   $(1,497,305)
  Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization..............................................................       110,623        113,549
     Loss on sale of fixed assets...............................................................        59,726             --
     Issuance of stock for services and debt repayment..........................................       514,759             --
     Impairment on real estate held for sale....................................................       386,250        444,941
     Impairment of goodwill.....................................................................       115,890             --
     Loss on sale of subsidiary.................................................................       198,770             --
  Changes in Assets and Liabilities:
     Accounts receivable
        -- trade................................................................................       239,763       (350,711)
        -- other................................................................................        18,290             --
     Inventory..................................................................................       284,721       (324,732)
     Prepaid expenses...........................................................................        12,533        (10,147)
     Accounts payable...........................................................................      (610,849)       662,081
     Accrued expenses...........................................................................       250,753             --
     Income taxes payable.......................................................................            --             50
     Equipment loans............................................................................            --        119,048
     Purchase agreement.........................................................................            --       (133,287)
     Cash used by operations....................................................................      (133,297)      (976,513)
Investing Activities:
     Proceeds from sale of fixed assets.........................................................           244             --
     Purchase of property and equipment.........................................................        (4,578)    (1,713,705)
     Disposal of license agreement..............................................................            --         50,000
     Acquisition of intangible assets...........................................................            --       (140,409)
     Disposal (acquisition) of investment.......................................................        21,875        (21,875)
     Cash provided (used) by investing activities...............................................        17,541     (1,825,989)
Financing Activities:
     Issuance of common stock...................................................................       496,250      2,055,091
     Loans from related parties.................................................................        35,766         13,065
     Proceeds from debt.........................................................................        72,288        753,722
     Repayment of debt..........................................................................      (423,079)            --
     Repayment of debt from related parties.....................................................       (22,370)            --
     Cash provided by financing activities......................................................       158,855      2,821,878
Effect of exchange rate changes on cash and cash equivalents....................................        (4,504)        (7,561)
Net Change in Cash and Cash Equivalents.........................................................        38,595         11,815
Cash and Cash Equivalents at Beginning of Year..................................................         6,679         (5,136)
Cash and Cash Equivalents at End of Year........................................................   $    45,274    $     6,679

     The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

                     J.A. INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  NATURE OF CORPORATION:

     J.A. Industries, Inc. is a Corporation organized under the laws of the State of Delaware. The principal purpose of the Corporation is to act as the holding company of its subsidiaries. Subsequent to the balance sheet date, the Company disposed of its only remaining operating subsidiary through a reversal of the acquisition (Note 3).

  PERVASIVENESS OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of:

          J.A. Industries, Inc., a Delaware corporation, and the following wholly-owned subsidiaries:

             J.A. Industries (Canada) Inc., a Canadian corporation

             Granite Marketing Corp., a Cayman Island corporation

             Hutronix, Inc., an Arizona corporation

             QDS, deMexico, S.A. de C.V., a Mexican corporation and the 96%
                    owned subsidiary Hutronix de Mexico, S.A. de C.V., (a subsidiary of Hutronix, Inc., which has been inactive since August 17, 1982)

     All significant intercompany balances and transactions have been eliminated in consolidation.

     As further described in Note 3, J.A. Industries (Canada) Inc. was sold during the year ended June 30, 1995, and Hutronix, Inc. and QDS, de Mexico, S.A. de C.V. were disposed of subsequent to the balance sheet date through a reversal of the acquisition (Note 3).

  CASH AND CASH EQUIVALENTS:

     Cash and cash equivalents are considered to be all highly liquid investments with an initial maturity of three (3) months or less.

  ACCOUNTS RECEIVABLE:

     The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance is provided for based upon a review of the individual accounts outstanding and the prior history of uncollectable accounts receivable. At June 30, 1994, an allowance has been provided for potentially uncollectible accounts receivable in the amount of $30,803. At June 30, 1995, no allowance has been provided for as management believes all accounts receivable to be collectible.

  INVENTORY:

     Raw materials are valued at the lower of cost or replacement cost. Work in process and finished goods are valued at the lower of cost or net realizable value. Cost for all inventory is determined on the first-in, first-out method which, for work in process and finished goods, includes the cost of material, direct labor and applied manufacturing overhead.

  PROPERTY AND EQUIPMENT:

     Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets, ranging from five to seven years. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred.

                     J.A. INDUSTRIES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- Continued
  LONG-LIVED AND INTANGIBLE ASSETS:

     Long-lived assets include office and manufacturing equipment and real estate. Intangible assets include goodwill, incorporation costs, and patent development costs, and are being amortized on the straight-line method over their estimated useful lives as disclosed in Note 8. Goodwill represents the excess of the cost of acquiring Hutronix, Inc. over the fair value of the net assets at the date of acquisition. The carrying value of the assets will be periodically reviewed by the Company and impairments, if any, will be recognized when expected future operating cash flows derived from the assets are less than their carrying value.

  INCOME TAXES:

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, in addition to the use of net operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

  TRANSLATION OF FOREIGN CURRENCIES:

     Account balances and transactions denominated in foreign currencies and the accounts of the Corporation's foreign operations have been translated into United States funds, as follows:

          Assets and liabilities at the rates of exchange prevailing at the balance sheet date;

          Revenue and expenses at average exchange rates for the period in which the transaction occurred;

          Exchange gains and losses arising from foreign currency transactions are included in the determination of net earnings for the period;

          Exchange gains and losses arising from the translation of the Corporation's foreign operations are deferred and included as a separate component of stockholders' equity.

  LOSS PER SHARE:

     The loss per share calculation is based on the weighted average number of shares outstanding during the year. Fully diluted loss per share has not been presented because the effect of exercising the options outstanding would be anti-dilutive.

2. BUSINESS COMBINATIONS:

     In 1994, the Company purchased all of the outstanding shares of Hutronix, Inc. for common share consideration. The acquisition was accounted for by the purchase method. The results of operations are included in the accounts from the effective date of acquisition, September 15, 1993.

     Details of the purchase are as follows:

Fair market value of assets acquired:
  Working capital deficiency............................................................   $  (42,739)
  Fixed assets..........................................................................    1,462,099
  Other liabilities.....................................................................      (69,814)
  Long-term debt........................................................................     (581,189)
  Goodwill..............................................................................      128,767
                                                                                           $  897,124
Consideration given:
  Common shares issued..................................................................   $  897,124

     As further described in Note 3, the acquisition of Hutronix, Inc. and QDS, de Mexico, S.A. de C.V. was reversed subsequent to the year ended June 30, 1995.

                     J.A. INDUSTRIES, INC. AND SUBSIDIARIES

3. SALE OF SUBSIDIARIES:

     During the year ended June 30, 1995 and subsequent to year end, the Company disposed of one operating subsidiary and entered into a plan to reverse the purchase of another operating subsidiary. These two subsidiaries comprised principally all of the operating activity of the consolidated entity. The disposals are as follows:

  J.A. INDUSTRIES (CANADA) INC.:

     On June 30, 1995, the Company sold all of the common stock of J.A. Industries (Canada) Inc. for $73. The transaction resulted in a loss of $198,770, which has been included in loss on sale of subsidiary for the year ended June 30, 1995.

  HUTRONIX, INC.:

     On November 21, 1995, the Company entered into an agreement to reverse the acquisition of Hutronix, Inc. and its Mexican manufacturing subsidiary, QDS, de Mexico, S.A. de C.V. The Company returned all of the common shares of Hutronix, Inc. in exchange for cancellation of a buy/sell agreement for 262,500 common shares of J.A. Industries, Inc. with the former principal stockholder of Hutronix, Inc. The Company realized a loss on the subsequent disposition of Hutronix, Inc. of approximately $70,000, which has not been included in the accompanying consolidated statement of operations for the year ended June 30, 1995.

4. INVENTORY:

     As of June 30, 1995 and 1994, inventory consists of the following:

                                                                                 1995         1994
Raw materials...............................................................   $ 352,223    $ 532,435
Less: reserve for obsolescence..............................................    (210,000)    (190,000)
                                                                                 142,223      342,435
Work in process.............................................................      25,170       91,962
Finished goods..............................................................       2,868       20,585
                                                                               $ 170,261    $ 454,982

5. PROPERTY AND EQUIPMENT:

     As of June 30, 1995 and 1994, property and equipment consist of the following:

                                                                                1995          1994
Forklift...................................................................   $      --    $   10,049
Vehicles...................................................................      13,121        14,046
Office equipment...........................................................      46,382        53,834
Computers..................................................................     152,361       147,778
Manufacturing equipment....................................................     277,230       576,051
Assets not-in-service......................................................          --       232,520
                                                                                489,094     1,034,278
Less: accumulated depreciation.............................................    (435,764)     (435,745)
                                                                              $  53,330    $  598,533

     Assets not-in-service represents manufacturing equipment and production molds purchased but not yet on location or in use.

                     J.A. INDUSTRIES, INC. AND SUBSIDIARIES

5. PROPERTY AND EQUIPMENT: -- Continued
     These assets were purchased by way of an agreement with 488190 Alberta Ltd. dated December 3, 1993. Consideration given in exchange for the equipment was:

        600,000 shares of J.A. Industries, Inc.;
        $100,000 relocation fee payable upon relocation; and $ 78,872 assumption of debt and chattel mortgage against the equipment.

             This transaction has been recorded as follows:

Shares issued.........................................   $ 53,648
Debt assumed..........................................     78,872
Relocation fee........................................    100,000
Fair market value of the equipment....................   $232,520

     Subsequent to June 30, 1995, the Company entered into an agreement to reverse the equipment purchase agreement. The equipment was returned to 488190 Alberta Ltd., which returned the 600,000 common shares of J.A. Industries, Inc. A loss on disposal of fixed assets of $59,823 was recorded, which is made up of payments made by J.A. Industries, Inc. against the chattel mortgage and expenses incurred in moving the equipment.

6. REAL ESTATE HELD FOR SALE:

     In January, 1994, Hutronix, Inc. ceased all manufacturing operations at its Douglas, Arizona facility. As of June 30, 1995 and 1994, the Company recorded real estate held for sale in the amounts of $488,750 and $875,000, respectively. The Company recognized impairment losses for June 30, 1995 and 1994 in the amounts of $386,250 and $444,941, respectively. The losses represented management's best estimate of the net realizable value of the property.

7. INVESTMENTS:

     On March 30, 1994, Granite Marketing Corp. entered into a licensing agreement with Queensland Industries, Inc. Under the agreement, Queensland Industries, Inc. was granted a license of certain patents to manufacture, promote, market, sell and distribute industrial electrical products. The license provides for an exclusive territory, including Asia, Japan, Australia, Zimbabwe, Nambia, South Africa, and all nations who are currently members of the European Economic Community. The purchase price for the license was $10,000,000, with $2,500,000 payable upon signing of the agreement and four (4) equal payments of $1,875,000 due 120, 210, 300 and 390 days from signing.

     Wincanton Corporation, 100% stockholder of Queensland Industries, Inc., has agreed to guarantee the payment obligations of Queensland Industries, Inc.

     At June 30, 1994, the sale of this license was recorded at a nominal $50,000. At June 30, 1994, the investment was recorded at $22,075. The first two
(2) installments were paid in the form of 875,000 shares of Wincanton Corporation, which have been recorded at $0.0249 each, which represents the net asset value per share of Wincanton Corporation at June 30, 1994.

     During 1995, Wincanton Corporation paid Granite Marketing Corp. $50,000 to cancel the licensing agreement. In addition, Granite Marketing Corp. returned the 875,000 shares of Wincanton Corporation.

                     J.A. INDUSTRIES, INC. AND SUBSIDIARIES

8. INTANGIBLE ASSETS:

     Intangible assets at June 30, 1995 and 1994 are comprised of the following:

                                                                                    1995       1994
Goodwill amortized over ten years (Note 2)......................................   $   --    $128,767
Incorporation costs amortized over five years...................................    3,000       3,000
Patent pending amortized over five years from final patent......................       --       8,642
                                                                                    3,000     140,409
Amortization....................................................................     (950)    (12,877)
                                                                                   $2,050    $127,532

     During the year ended June 30, 1995, the Company recognized an impairment of the valuation of goodwill in the amount of $115,890.

9. NOTES PAYABLE:

     As of June 30, 1995 and 1994, notes payable consist of the following:

                                                                                                        1995          1994
Note payable to a bank executed through the Industrial Development Authority of the City of
  Douglas, Arizona, due in quarterly installments of $12,821, plus interest at 65% of prime (7.25%
  as of June 30, 1994), due May, 2005; secured by a deed of trust on the real estate held for sale, an irrevocable letter of credit from a bank in the amount of the outstanding note payable balance and the assignment of a life insurance policy owned by a related party, on the president of
  Hutronix, Inc. At June 30, 1994, the Company was not in compliance with certain restrictive
  covenants contained in this note.................................................................   $ 546,125    $  576,908
Note payable to a vendor, due in monthly installments of $594, plus interest at 8.5%, due
  September, 1994; secured by equipment............................................................          --         1,883
Note payable to a supplier, due in quarterly installments of $8,361 plus interest at 6%; unsecured,
  due March 15, 1995...............................................................................          --        25,084
Note payable to an employee in monthly installments of $2,500, plus interest at 7%, due July, 1994;
  secured by the common stock of QDS, de Mexico, S.A. de C.V.......................................          --         5,000
Unsecured promissory note payable to a lender. The principal of $36,155 (CDN $50,000) plus accrued interest at 24% per annum is payable on demand. The lender has stated that it is not her
  intention to demand repayment of the note before June 30, 1995...................................          --        47,636
Unsecured note payable to the Province of British Columbia, Canada, due in monthly payments of
  $1,808 (CDN $2,500) plus interest at 6% per annum. The principal balance is due July 1, 1995.....          --        91,619
Revolving line of credit for $250,000 with a bank. Credit line is payable at $5,000 per month until
  October, 1994 when all principal and accrued interest is due in full. The credit line accrues interest at prime plus two percent; collateralized by accounts receivable, inventory, property,
  plant and equipment, and 2,025 shares of common stock............................................          --       172,821
Equipment loan for the "assets not-in-service" described in Note 5. Note was due on demand with no
  stated interest rate.............................................................................          --       119,048
8% note payable to ITT Cannon, monthly installments of $1,500, including principal and interest,
  due June, 1997; unsecured........................................................................      33,907            --
8% note payable to Molloy, Jones & Donahue, P.C., monthly installments of $1,381, including
  principal and interest, due February, 1996; unsecured............................................      10,725            --
10% note payable to KPMG Peat Marwick, L.L.P., due on demand; unsecured............................      18,275            --
                                                                                                        609,032     1,039,999
Less: current portion..............................................................................    (590,986)     (922,436)
                                                                                                      $  18,046    $  117,563

                     J.A. INDUSTRIES, INC. AND SUBSIDIARIES

9. NOTES PAYABLE: -- Continued
     A schedule of future minimum principal payments due on the notes payable, is as follows:

YEAR ENDED
JUNE 30,        AMOUNT
  1996         $590,986
  1997           18,046
               $609,032

10. RELATED PARTY TRANSACTIONS:

  LOANS PAYABLE -- RELATED PARTIES:

     As of June 30, 1995 and 1994, loans payable -- related parties consist of the following:

                                                                                                           1995        1994
Loan payable to Alexander Michie, balance due on demand with no stated interest rate..................   $ 15,000    $     --
Loan payable to 391566 B.C., Ltd., balance due on demand with no stated interest rate.................     20,766          --
Loan payable to Alexander Michie. The loan is unsecured and has no terms of repayment. The loan has a
  stated interest rate of prime plus 2%...............................................................         --     132,364
                                                                                                           35,766     132,364
Less: current portion.................................................................................    (35,766)         --
                                                                                                         $     --    $132,364

  OTHER TRANSACTIONS:

     The Company paid $25,200 in 1994 to a related party to maintain a life insurance policy on the life of the president of Hutronix, Inc. Included in accounts payable at June 30, 1994 is $10,346 due to the related party.

     The Company also paid a combined $46,800 to its president (a former stockholder) under a salary and management fee commitment in the year ended June 30, 1994. The commitment requires the Company to pay $6,000 per month and expires December 31, 1995.

     Repayment of the mortgage from the Province of British Columbia has been guaranteed by A. Michie, a stockholder.

11. COMMITMENTS AND CONTINGENCIES:

     Under the terms of various agreements, the Company has guaranteed payment of $18,275 in accounting fees and the $546,125 mortgage on the Douglas, Arizona plant owned by Hutronix, Inc. The reversal of the Hutronix, Inc. purchase in November, 1995 included an indemnification on the above guarantees. Should the other party fail to perform, additional obligations could be asserted against the Company. The Company has been unable to estimate any liability for potential payments as a guarantor on the debt.

12. INCOME TAXES:

     As of June 30, 1995, the components of the deferred income tax asset, are as follows:

Deferred Tax Asset
  Net operating loss carryforwards...........................................   $ 498,000
  Less: valuation allowance..................................................    (498,000)
Net deferred tax asset.......................................................   $      --

     The valuation allowance for the deferred tax asset as of June 30, 1994 is $368,371. The net change in the total valuation allowance for the year ended June 30, 1995 was an increase of $129,629.

                     J.A. INDUSTRIES, INC. AND SUBSIDIARIES

12. INCOME TAXES: -- Continued
     At June 30, 1995, the Company has net operating loss carryforwards for federal purposes, as follows:

EXPIRING JUNE 30,       AMOUNT
   2009               $  540,000
   2010                2,780,000
                      $3,320,000

     For the years ended June 30, 1995 and 1994, the Company reported provisions for income taxes in the amount of $50. The provisions relate to state income taxes.

13. SIGNIFICANT CUSTOMERS AND VENDORS:

     Four (4) customers comprised approximately 91.1% of total sales for the year ended June 30, 1995, and 54% of total accounts receivable at June 30, 1995.

     Three (3) customers comprised approximately 68% of total sales for the year ended June 30, 1994, and 70% of total accounts receivable at June 30, 1994.

     Five (5) vendors provided approximately 44% of total raw materials purchased during the year ended June 30, 1995.

     Four (4) vendors provided approximately 52% of total raw materials purchased during the year ended June 30, 1994.

14. COMMON STOCK:

     Common stock is comprised of $.0025 par value, 20,000,000 shares authorized, 7,551,603 and 6,493,778 shares issued and outstanding as of June 30, 1995 and 1994, respectively.

15. MANAGEMENT'S PLAN TO ADDRESS GOING CONCERN CONSIDERATIONS:

     The management of the Company is in the process of attempting to secure additional capital sources to acquire additional companies to fit their corporate mission.

16. STOCK OPTION PLAN:

     Under its employee stock option plan, which authorizes the issuance of up to 1,000,000 common shares with a par value of $0.0025 each, the Company has issued and outstanding options to purchase 98,600 shares at $2.00 each, and 520,000 shares at $1.10 each. These options expire on December 31, 1999.

17. STATEMENT OF CASH FLOWS:

  NON-CASH INVESTING AND FINANCING ACTIVITIES:

     During the year ended June 30, 1995, the Company recognized investing and financing activities that affected assets, liabilities and equity, but did not result in cash receipts or payments. These non-cash activities are as follows:

          The Company reversed an equipment purchase agreement with C.C. Plastics. The Company recognized a loss of $59,823 on the transaction due to payments on the debt obligation, which were subsequently voided for return of the equipment.

          The Company issued 1,032,292 shares, with an average price of $.62 per share, for payment of consulting services. Additionally, the Company issued 12,600 shares, valued at $1 per share, to employees for performance bonuses.

          The Company issued 50,000 shares at $1.04 per share, for payment of a debt obligation.

                     J.A. INDUSTRIES, INC. AND SUBSIDIARIES

17. STATEMENT OF CASH FLOWS: -- Continued
  NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended June 30, 1994, the Company recognized investing and financing activities that affected assets, liabilities and equity, but did not result in cash receipts or payments. These non-cash activities are as follows:

     The Company issued  600,000 shares to C.C. Plastic to purchase equipment.

     The Company issued 717,699 shares to acquire all of the outstanding common stock of Hutronix, Inc.

     The Company issued 25,000 shares as payment for legal fees.

     The Company issued 50,000 shares for payment of a debt obligation.

     Cash paid for interest for the year ended June 30, 1994 was $155. For the year ended June 30, 1995, the Company did not pay any income taxes.

18. RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS:

     The previously issued financial statements gave retroactive effect to the disposal of Hutronix, Inc., which was formally disposed of under contract in November, 1995. These financial statements do not provide retroactive treatment for the disposal of the subsidiary.

     In addition, management had proposed a prior period adjustment for approximately $65,000 of expenses paid by a third party on the Company's behalf, which were expenses for the year ended June 30, 1994. Management was unable to obtain the prior accountant's concurrence with the adjustment, and determined that, due to immateriality, they would forego the prior period adjustment.

     As a consequence of restoring the balance sheet of Hutronix, Inc. as of June 30, 1995, the Company recorded an impairment allowance for one hundred percent of the remaining goodwill of approximately $128,000. In addition, the original financial statements reported a misallocation on the net loss on disposal of J.A. Industries (Canada), Inc. and Hutronix, Inc. Both companies were disposed of at losses of approximately $200,000 and $70,000, respectively.

     A summary of the changes and their effects, is as follows:

Net loss, as originally reported...........................................   $(1,590,820)
                                                                               ----------
Deferral of loss on disposition of Hutronix, Inc...........................        69,946
Impairment of goodwill of Hutronix, Inc....................................      (128,000)
Reversal of prior period adjustment........................................       (65,652)
                                                                               ----------
Net effect (.02 per share).................................................      (123,706)
                                                                               ----------
Restated net loss..........................................................   $(1,714,526)
                                                                               ----------

19. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following unaudited pro forma condensed consolidated financial statements give effect to the reverse acquisition by J.A. Industries, Inc. of Kenmar Business Group, Inc., pursuant to the Agreement and Plan of Merger between the parties, and is based on the estimates and assumptions set forth herein and in the notes to such statements. This pro forma information has been prepared utilizing the historical financial statements and notes thereto, which are incorporated by reference herein. The pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchase been effected on the dates indicated or of the results which may be obtained in the future.

     The pro forma financial information is based on the purchase method of accounting for the merger of Kenmar Business Group, Inc.. The pro forma entries are described in the accompanying notes to the unaudited pro forma condensed consolidated financial statements. The pro forma unaudited condensed consolidated balance sheet assumes the merger took place on the date of the balance sheet. The pro forma unaudited condensed consolidated statements of operations assume the acquisition took place on the first day of the period presented.

                     J.A. INDUSTRIES, INC. AND SUBSIDIARIES

19. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- Continued Unaudited pro forma adjustments are based upon historical information, preliminary estimates and certain assumptions that management deems appropriate. The unaudited pro forma combined financial data presented herein are not necessarily indicative of the results the Company would have obtained had such events occurred at the beginning of the period, as assumed, or of the future results of the Company. The pro forma combined financial statements should be read in conjunction with the other financial statements and notes thereto included elsewhere in this Prospectus.

  MERGER:

     On March 1, 1996, J.A. Industries, Inc. entered into an Agreement and Plan of Merger with Kenmar Business Group, Inc. Under the Agreement, J.A. Industries, Inc. will issue a private placement of stock, the proceeds of which will be used to pay outstanding liabilities of J.A. Industries, Inc., provide at least $200,000 of cash, and a book value of $200,000. J.A. Industries, Inc. will then perform a 1 for 4 reverse stock split, and issue common stock of an amount equal to the post-split number of shares outstanding to provide Kenmar Business Group, Inc. a fifty percent ownership interest.

                     J.A. INDUSTRIES, INC. AND SUBSIDIARIES

                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

                               FEBRUARY 29, 1996

     The following represents the unaudited pro forma condensed consolidated balance sheet for February 29, 1996, assuming the following transactions were consummated on February 29, 1996:

          (1) Issuance of stock through private placements to meet capital conditions of the Agreement, and to terminate consulting agreements

          (2) Reverse merger of Kenmar Business Group, Inc. for issuance of approximately 2,700,000 shares of common stock of J.A. Industries, Inc.

                                                                        J.A.
                                                                    INDUSTRIES,        KENMAR
                                                                      INC. AND        BUSINESS
                                                                    SUBSIDIARIES    GROUP, INC.        PRO FORMA      PRO FORMA
                                                                    DECEMBER 31,    FEBRUARY 29,        MERGER       CONSOLIDATED
                                                                        1995            1996          ADJUSTMENTS      AMOUNTS
Current Assets:
  Cash and cash equivalents......................................   $         --     $  744,533(1)    $   560,000     $ 1,304,533
  Other current assets...........................................             --        974,959                           974,959
       Total Current Assets......................................             --      1,719,492                         2,279,492
Property and Equipment, Net......................................             --        496,337                           496,337
Other Assets.....................................................             --        160,748                           160,748
                                                                    $         --     $2,376,577                       $ 2,936,577
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt..............................   $         68     $   39,520                            39,588
  Accounts payable...............................................        138,167        621,852(1)        (50,000)        710,019
  Share subscription deposits....................................        123,383             --(1)       (123,383)             --
  Accrued expenses...............................................             --         94,833                            94,833
     Total Current Liabilities...................................        261,618        756,205                           844,440
  Long-term debt.................................................         21,064        598,986                           620,050
  Preferred stock................................................             --        759,129                           759,129
                                                                          21,064      1,358,115                         1,379,179
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock...................................................         19,792         64,714(1)          7,666          11,797
                                                                                               (2)        (80,375)
  Additional paid-in capital.....................................      5,129,253        213,941(1)        807,466         717,559
                                                                                               (2)     (5,433,101)
  Accumulated deficit............................................     (5,427,223)      (16,398)(1)        (81,749)        (16,398)
                                                                                               (2)     (5,508,972)
  Cumulative translation adjustment..............................         (4,504)              (2)          4,504              --
                                                                        (282,682)       262,257                           712,958
     Total Liabilities and Stockholders' Equity..................   $         --     $2,376,577                       $ 2,936,577

     J.A. Industries, Inc.'s balance sheet was prepared using the Company's December 31, 1995 balance sheet. Kenmar Business Group, Inc.'s balance sheet was prepared using their February 29, 1996 balance sheet. J.A. Industries, Inc. did not enter into any significant transactions subsequent to December 31, 1996 that would materially distort the financial position of the pro forma combined company as of February 29, 1996.

                     J.A. INDUSTRIES, INC. AND SUBSIDIARIES

              PRO FORMA CONDENSED CONSOLIDATED OPERATING STATEMENT

                       FOR THE YEAR ENDED AUGUST 31, 1995

     The following represents the unaudited pro forma condensed consolidated operating statement for the year ended August 31, 1995, assuming the following transactions were consummated on August 31, 1994:

          (1) Record disposal of Hutronix, Inc. and J.A. (Canada), Inc.

          (2) Issuance of stock through private placements to meet conditions of the Agreement.

                                                                              J.A.
                                                                           INDUSTRIES,
                                                                              INC.,
                                               J.A.                            AS          KENMAR
                                            INDUSTRIES        RECORD        ADJUSTED,     BUSINESS
                                               INC.        DISPOSAL OF       FOR THE     GROUP, INC.
                                              FOR THE     HUTRONIX, INC.      YEAR         FOR THE
                                            YEAR ENDED       AND J.A.         ENDED      YEAR ENDED     PRO FORMA     PRO FORMA
                                             JUNE 30,        (CANADA)       JUNE 30,     AUGUST 31,      MERGER      CONSOLIDATED
                                             1995 (A)        INC. (1)         1995        1995 (A)     ADJUSTMENTS     AMOUNTS
Revenue..................................   $ 4,330,211    $ (4,330,211)    $       --   $15,565,662                 $ 15,565,662
Cost of Sales............................     3,618,347      (3,618,347)            --    13,883,090                   13,883,090
  Gross Profit...........................       711,864                             --     1,682,572                    1,682,572
General, Selling and Administrative......     2,095,978      (1,328,210)       767,768     1,233,587                    2,001,355
  Operating Income (Loss)................    (1,384,114)                      (767,768)      448,985                     (318,783)
Other Income (Expense)...................      (330,412)        270,928        (59,484)     (267,487)                    (326,971)
Income (Loss) before Income Taxes........    (1,714,526)                      (827,252)      181,498                     (645,754)
Income Taxes.............................            --                             --            --                           --
Net Income (Loss)........................    (1,714,526)                      (827,252)      181,498                     (645,754)
Accretion of Preferred Stock.............            --                             --       (54,006)                     (54,006)
Undeclared Dividends on Preferred
  Stock..................................            --                             --       (49,630)                     (49,630)
Net Income (Loss) Applicable to Common
  Shareholders...........................   $(1,714,526)                    $ (827,252)  $    77,862                 $   (749,390)
Net Income (Loss) per Share..............   $      (.25)                    $     (.12)  $      1.26                 $       (.16)
Weighted Average Shares
  Outstanding............................     6,724,440                      6,724,440        61,999                    4,715,473

     (a) J.A. Industries, Inc.'s income statement was prepared using the Company's June 30, 1995 year end. Kenmar Business Group, Inc.'s income statement was prepared using their August 31, 1995 year end. J.A. Industries, Inc. did not enter into any significant transactions subsequent to their June 30, 1995 fiscal year end that would materially distort the operating results of the pro forma combined company for the year ended August 31, 1995, except for the disposition of the Hutronix division in November, 1995.

                     J.A. INDUSTRIES, INC. AND SUBSIDIARIES

              PRO FORMA CONDENSED CONSOLIDATED OPERATING STATEMENT

               FOR THE SIX MONTH PERIOD ENDING FEBRUARY 29, 1996

     The following represents the unaudited pro forma condensed consolidated operating statement for February 29, 1996, assuming the following transactions were consummated on August 31, 1995:

          (1) Record disposal of Hutronix, Inc. as of November 23, 1995.

          (2) Issuance of stock through private placements to meet conditions of the Agreement and to terminate consulting agreements.

                                             J.A.
                                          INDUSTRIES                                      KENMAR
                                           INC. AND                                      BUSINESS
                                         SUBSIDIARIES                                  GROUP, INC.
                                           FOR THE                                       FOR THE
                                          SIX MONTH         RECORD          J.A.        SIX MONTH
                                         PERIOD ENDED      DISPOSAL      INDUSTRIES,   PERIOD ENDED     PRO FORMA     PRO FORMA
                                         DECEMBER 31,    OF HUTRONIX,       INC.,      FEBRUARY 29,      MERGER      CONSOLIDATED
                                           1995(A)         INC. (1)      AS ADJUSTED     1996 (A)      ADJUSTMENTS     AMOUNTS
Revenue................................   $  709,747      $ (709,747)    $        --    $1,354,383                   $  1,354,383
Cost of Sales..........................      606,707        (606,707)             --     1,373,793                      1,373,793
  Gross Profit (Loss)..................      103,040                              --       (19,410)                       (19,410)
General, Selling and Administrative....      550,879        (157,231)        393,648       397,350                        790,998
  Operating Loss.......................     (447,839)                       (393,648)     (416,760)                      (810,408)
Other Expense..........................      (74,591)        (73,110)         (1,481)      (17,071)                       (18,552)
Loss before Income Taxes...............     (522,430)                       (395,129)     (433,831)                      (828,960)
Income Taxes...........................           --                              --            --                             --
Net Income from Continuing
  Operations...........................     (522,430)                       (395,129)     (433,831)                      (828,960)
Accretion of Preferred Stock...........           --                              --       (29,285)                       (29,285)
Undeclared Dividends on Preferred
  Stock................................           --                              --       (12,408)                       (12,408)
Net Loss from Continuing Operations
  Applicable to Common
  Shareholders.........................   $ (522,430)                    $  (395,129)   $ (475,524)                  $   (870,653)
Net Loss per Share from Continuing
  Operations...........................   $    (0.07)                    $      (.05)   $    (7.35)                  $       (.17)
Weighted Average Shares Outstanding....    7,696,310                       7,696,310        64,714                      5,225,009

     (a) J.A. Industries, Inc.'s operating statement was prepared using the Company's December 31, 1995 six month operating statement. Kenmar Business Group, Inc.'s operating statement was prepared using their February 29, 1996 six month operating statement. J.A. Industries, Inc. did not enter into any significant transactions subsequent to December 31, 1995 that would materially distort the operating results of the pro forma combined company for the six month period ended February 29, 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (a) The former accountant, MacKay and Partners were dismissed on March 30, 1995 by shareholders at the Company's annual meeting. The accountants report on the financial statement for fiscal year June 30, 1994 contained an adverse opinion by qualifying the statements with a "going concern" opinion. The decision to change the accountants was approved by the Board of Directors of the Company.

     There were no disagreements with the former accountants.

     The accounting firm of Semple and Cooper were engaged on July 17, 1995 to conduct the audit for the fiscal year end June 30, 1995. There were no previous discussions with the new accountants with regards to any accounting policy or opinions.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(A)
       OF THE EXCHANGE ACT.

NAME                  AGE                                 POSITION
Robert W. Knight      38    President
                            Secretary/Treasury
                            Director
Karl Gelbard          73    Director
James Burns           65    Chairman of the Board

     JAMES BURNS was President from September 1, 1994 to June 17, 1995 and Director and Chairman of the Board of the Company since September 1, 1994. Subsequent to the year end, Mr. Burns resigned as Chairman of the board. From 1992 to present Mr. Burns is co-founder and Chairman of Anagram Associates a software products company in involved in quality control. From 1971 to 1992 Mr. Burns was employed by Burr-Brown Corp. He held the position of President and C.E.O. from 1983 to 1992. Mr. Burns is on the board of Regents of the Milwaukee School of Engineering; he is a director and on the National Advisory Board for the University of Arizona, College of Business and Public Administration; he is a member of the advisory board of the Arizona State Hospital; founder and former president of Tucson Community Foundation; Former president, Director and Treasure of the Junior Achievement of Tucson; member and former director and Treasurer of the Tucson Airport Authority; Former director treasurer and executive committee of the American Electronic Association.

     ROBERT W. KNIGHT has been Secretary-Treasurer and a director of the Company since July 15, 1992 and was President from July 1992 August 31, 1994. Subsequent to the year end, he was reappointed President of the Company on July 5, 1995. From 1991 to July, 1992, he was an independent financial consultant. From 1989 to 1991, Mr. Knight was the President and Director of three companies, Bellwether Resources, Silver Spur Resources and First Star Capital Corp. Mr. Knight has 10 years of experience in the public company arena and corporate finance.

     KARL GELBARD has been a director of the Company since October 29, 1993. Mr. Gelbard has been retired since 1987. Previous to his retirement, Mr. Gelbard was a senior V.P. with Merril Lynch International setting up and running their far eastern operations.

ITEM 10. EXECUTIVE COMPENSATION

     The following table shows all the cash compensation paid or to be paid by the Company or any of its subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the Chief Executive Officer for such period in all capacities in which he served. No other Executive received total annual salary and bonus in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM
                                                                                   COMPENSATION
                                                                    AWARDS            PAYOUTS
                                           ANNUAL COMPENSATION        (E)         (F)                      (H)
                                                                     OTHER     RESTRICTED               ALL OTHER
                                                    (C)             ANNUAL       STOCK         (G)        LTIP
                  (A)                     (B)     BONUS/     (D)    COMPEN-      AWARD       OPTIONS     PAYOUTS
      NAME AND PRINCIPAL POSITION         YEAR    SALARY     ($)    SATION($)     ($)         SARS         ($)
Robert Knight                             1995    $36,000                           0              0        0
  President                               1994    $36,000                           0         10,000
                                          1993    $36,000

Alexander Michie                          1995    $10,000                           0              0        0
  former director                         1994    $36,000                           0         10,000
                                          1993    $36,000

Karl Ronstadt                             1995    $36,000                           0              0        0
  former director                         1994    $36,000                           0         10,000
                                          1993    $36,000

James Burns                               1995    $55,000                           0              0        0
  Chairman of the Board                   1994          0
                                          1993          0

                  (A)                          (I)
      NAME AND PRINCIPAL POSITION        COMPENSATION (I)
Robert Knight                                    0
  President
Alexander Michie                                 0
  former director
Karl Ronstadt                                    0
  former director
James Burns                                      0
  Chairman of the Board

     The following table sets forth information with respect to the Chief Executive Officer concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                      (C)
                                                PERCENT OF TOTAL
                                  (B)             OPTIONS/SARS
                                OPTIONS/           GRANTED TO                 (D)                  (E)
            (A)                   SARS              EMPLOYEE            EXERCISE OR BASE        EXPIRATION
NAME                            GRANTED           FISCAL YEAR             PRICE ($/SH)             DATE
Robert W. Knight                    0                   0                      N/A                  N/A

         AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR

                                                                                               (E)
                                                                           (D)              VALUE OF
                                                                        NUMBER OF          UNEXERCISED
                                                                       UNEXERCISED        IN-THE-MONEY
                                                                       OPTIONS/SAR         OPTIONS/SAR
                                       (B)               (C)          AT FY-END (#)       AT FY-END (#)
            (A)                  SHARES ACQUIRED        VALUE         EXERCISABLE/        EXERCISABLE/
NAME                             ON EXERCISE (#)       REALIZED       UNEXERCISABLE       UNEXERCISABLE
Robert W. Knight                        0                 N/A             10,000                0

     The following table sets forth information with respect to the Chief Executive officer concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                    ESTIMATED FUTURE PAYOUT UNDER NON-STOCK
                               PRICE BASED PLANS

                                                      (C)
                                   (B)            PERFORMANCE
                                NUMBER OF          OR OTHER                                        (F)
                              SHARES, UNITS      PERIOD UNTIL          (D)           (E)         MAXIMUM
           (A)                  OR OTHER         MATURATION OR      THRESHOLD       TARGET        ($ OR
NAME                           RIGHTS (#)           PAYOUT          ($ OR #)       ($ OR #)        #)
Robert W. Knight                    0                  0               N/A            N/A          N/A

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of June 30, 1995 information with respect to (1) any person known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock, (2) the shares of Common Stock beneficially owned by each officer and director of the Company, and (3) the total of the Company's Common Stock beneficially owned by the Company's officers and directors as a group.

                                                                                            SHARES          PERCENT OF
STOCKHOLDER                                                                           BENEFICIALLY OWNED    CLASS (1)
Karl Ronstadt (2)
  2400 S. 34th Place
  Tucson, AZ 85726.................................................................         563,600              8.4  %
Karl Gelbard (3)
  4001 South Ocean Drive
  Hollywood, FL 33019..............................................................          20,000             >1.0  %
Robert W. Knight (4)
  4025 Sunset Boulevard
  North Vancouver, B.C.
  Canada...........................................................................         321,000              4.8  %
James J. Burns (5)
  5991 E. Placita De Las Luce
  Tucson, AZ 85715.................................................................               0                0  %
All directors and officers as a group
  (3 persons)......................................................................         341,000              4.9  %

(1) Calculation based on 6,724,440 shares outstanding (including shares that have been paid for in full, but not issued) as of June 30, 1995. Information derived from the transfer agent, security holders and/or Company records.

(2) Includes 262,000 shares owned by Baboquivari Cattle Company, which is wholly owned by Mr. Ronstadt, and 77,600 shares owned by CER Trust, a family trust over which Mr. Ronstadt has beneficial control. Subsequent to the year end, the shares owned by Baboquivari Cattle Company were returned to treasury as part of an agreement between the Company and Baboquivari (see Item 4. "Submission of Matters to a vote of Security Holders").

(3) Includes an option to purchase up to 10,000 shares of the Company's Common Stock at $2.00 per share expiring on January 1, 1999.

(4) Includes an option to purchase 10,000 shares of Common Stock of the Company at $2.00 per share, expiring on January 1, 1999. The 311,000 shares are owned by a private corporation controlled by Robert Knight. Subsequent to the year end, Robert Knight disposed of 250,000 shares in a private transaction.

(5) Subsequent to the year end, Mr. Burns was granted stock options in the amount of 400,000 shares exercisable at $1.10 per share. Such options have now expired with the resignation of Mr. Burns.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  THE COMPANY

     Hutronix paid monthly management fees to Baboquivari until February, 1995, which is 100% owned by Karl G. Ronstadt, a former director. Management fee expense, included in selling expenses, totalled $62,000, $108,000, $97,001 and $82,630 in 1995, 1994, 1993, and 1992 respectively. The terms of these transactions are as favorable as those which might have been obtained from unaffiliated parties.

     Hutronix's revolving line of credit with a bank is secured by the guarantees of the Company, Mr. Ronstadt and Baboquivari.

     Hutronix paid $25,200, $25,200, and $23,100 in 1995, 1994 and 1993, respectively, to maintain a life insurance policy on its former President, Karl
G. Ronstadt, a former Company Director. Bank One of Arizona is the beneficiary of the life insurance policy due to the guarantees provided by Mr. Ronstadt and Baboquivari.

     Hutronix's note payable to a bank bearing interest at 65% of prime is secured by an irrevocable letter of credit guaranteed by Mr. Ronstadt and Baboquivari and the Company. Further, the note payable is secured by the above discussed life insurance policy.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
   3.a     Certificate of Incorporation*
   3.b     Amendments to Certificate of Incorporation*
   3.c     Bylaws*
  10.a     Polytech Acquisition Agreement*
  10.b     Polyurethane Junction Box Patent*
  10.c     ETTA License Agreement*
  10.d     IBI Agreement*
  10.e     Hutronix Acquisition Agreement*
  10.f     CCP Asset Acquisition Agreement*
  10.g     Torik Acquisition Agreement*
  10.h     Port Coquitlam Lease*
  10.i     Granite License Agreement*
  10.j     Option to Acquire Link Technologies (Canada) Inc.
  10.k     Letter of Intent with MiNT Corporation
  10.l     Agreement for Sale of J.A. Industries (Canada) Inc.*
  10.m     Settlement Agreement between BCC, Ronstadts and Company
  13.a     Quarterly Reports*
  16.a     Letter on change in certifying accountants*
  21.      Subsidiaries of the Registrant
  23.a     Consent of experts and counsel*

* Incorporated by reference

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         J.A. INDUSTRIES, INC.

                                         By:
                                                         PRESIDENT

Date: January 31, 1996

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                             TITLE                              DATE

                         By:                            Chairman of the Board                            January 31, 1996

                         By:                            Director                                         January 31, 1996

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         J.A. INDUSTRIES, INC.

                                         By: per:/s/     ROBERT KNIGHT
                                                       ROBERT KNIGHT
                                                         PRESIDENT

Date: July 3, 1996

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                                TITLE                              DATE

          By: per:/s/          ROBERT KNIGHT            Chairman of the Board                                 July 3, 1996
                    ROBERT KNIGHT