Form 10QSB/A
period 1995-09-30
J A INDUSTRIES INC
filed 1996-07-08
CIK 919723

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 1995

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

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                   No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, par value $0.0025 per share
         Class

   7,906,603
Number of shares outstanding

                              J.A. INDUSTRIES, INC.

                                TABLE OF CONTENTS

PART I:                    FINANCIAL INFORMATION

         Consolidated Condensed
                  Balance Sheet September 30, 1995 (unaudited) with comparative figures September 30, 1994 (unaudited)

         Consolidated Condensed Statement of Operations for the three months ended September 30, 1995 (unaudited) with comparative figures September 30, 1994 (unaudited)

         Consolidated Condensed
                  Statement of Change in Financial Position for the three months ended September 30, 1995 (unaudited) with comparative figures September 30, 1994 (unaudited)

         Consolidated Condensed Statement of Changes in Shareholder's Equity for the three months ended September 30, 1995 (unaudited) with comparative figures June 30, 1994 yearend (audited)

         Notes to Condensed Financial Statements

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Signatures

                              J.A. Industries, Inc.

                        Consolidated Financial Statements
                                   (unaudited)

                                  First Quarter

                               September 30, 1995

J.A. Industries, Inc.

Consolidated Balance Sheets
(unaudited)
- --------------------------------------------------------------------------------


                                          September 30
                                       1995         1994
                                   -----------   ----------
Assets

Current
    Cash                            $    3,260   $    7,153
    Accounts receivable
      Trade                            250,444      702,634
      Other                             62,826         --
    Inventory (note 2)                 250,293      428,605
    Prepaid expenses and deposits       22,100       34,209
                                    ----------   ----------

                                       588,923    1,172,601

Real estate held for resale            474,778      875,000

Property and equipment (note 3)         46,910      565,877

Investments                               --         22,075

Intangible assets (note 4)               2,050      124,566
                                    ----------   ----------

                                    $1,112,661   $2,760,119
                                    ----------   ----------

J.A. Industries, Inc.

Consolidated Balance Sheets
(unaudited)
- --------------------------------------------------------------------------------



                                                                              September 30
                                                                           1995          1994
                                                                       -----------    -----------
Liabilities

Current
    Bank indebtedness                                                  $      --      $   145,000
    Accounts payable                                                       630,613        970,777
    Equipment loans                                                        546,125        119,048
    Current portion of long-term debt (note 6)                              31,373        170,950
                                                                       -----------    -----------

                                                                         1,208,111      1,405,775

Loans from shareholders (note 5)                                            40,767        138,146

Long-term debt (note 6)                                                     12,258        561,842
                                                                       -----------    -----------

                                                                         1,261,136      2,105,763
                                                                       -----------    -----------

Share Capital and Deficit

Capital stock:
    Authorized:
      20,000,000 common shares with a par value of $0.0025 per share
    Issued:
    7,906,603 shares (1994 - 6,717,034)                                     19,792         16,792

Additional paid-in capital                                               5,445,253      3,948,594

Accumulated deficit                                                     (5,609,016)    (3,295,158)

Cumulative translation adjustment                                           (4,504)       (15,872)

                                                                       -----------    -----------

                                                                          (148,476)       654,356
                                                                       -----------    -----------

                                                                       $ 1,112,661    $ 2,760,119
                                                                       -----------    -----------






J.A. Industries, Inc.

Consolidated Statements of Operations
(unaudited)
- --------------------------------------------------------------------------------


                                      For the three months ended
                                              September 30
                                          1995           1994
                                      -----------    -----------


Sales                                 $   532,310    $ 1,179,629

Cost  of sales                            455,030      1,013,768
                                      -----------    -----------

Gross profit                               77,280        165,861

Selling and marketing expenses                183         25,434

General and administrative expenses       781,384        239,620
                                      -----------    -----------

Loss from operations                     (704,287)       (99,193)

Other income (expense)                         64         (5,698)
                                      -----------    -----------

Consolidated net loss                 $  (704,223)   $  (104,891)
                                      -----------    -----------

Loss per share                        $      0.08    $      0.02
                                      -----------    -----------





J.A. Industries, Inc.

Consolidated Statements of Operations
(unaudited)
- --------------------------------------------------------------------------------


                                      For the three months ended
                                              September 30
                                          1995          1994
                                      -----------   ------------



Sales                                 $(1,885,275)   $   (58,730)

Cost  of sales                         (1,522,428)       (84,083)
                                      -----------    -----------

Gross profit                             (362,847)        25,353

Selling and marketing expenses            (97,071)       (64,354)

General and administrative expenses       301,887       (217,210)
                                      -----------    -----------

Loss from operations                     (567,663)       306,917

Other income (expense)                     54,438         (5,698)
                                      -----------    -----------

Consolidated net loss                 $  (513,225)   $   301,219
                                      -----------    -----------

Loss per share                        $      0.04    $      0.03
                                      -----------    -----------






J.A. Industries, Inc.

Consolidated Statement of Changes in Financial Position
(unaudited)
- --------------------------------------------------------------------------------


                                           For the three months ended
                                                   September 30
                                                 1995        1994
                                             -----------  ----------
Cash provided by (used in)
Operating activities
    Net loss for the period                   $(704,223)   $(104,891)
    Items not affecting cash:
      Amortization                               20,392       26,581
      Issuance of stock for services            476,251         --

    Changes in non-cash working capital          10,587       24,472
                                              ---------    ---------

                                               (196,993)     (53,838)
                                              ---------    ---------

Financing activities
    Issue of common shares                      120,000      100,000
    Loan from shareholders                       40,767        5,782
    Long-term debt                               (5,788)     (15,338)
                                              ---------    ---------

                                                154,979       90,444
                                              ---------    ---------
                                                           ---------

Increase (decrease) in cash position            (42,014)      36,606

Effect of currency translation on cash flow        --         (8,311)

Cash position beginning of period                45,274     (166,142)
                                              ---------    ---------

Cash position end of period                   $   3,260    $(137,847)
                                              ---------    ---------

Represented by:
    Cash                                      $   3,260    $   7,153
    Bank indebtedness                              --       (145,000)
                                              ---------    ---------

                                              $   3,260    $(137,847)
                                              ---------    ---------

      Accounts receivable                      (313,197)    (347,502)

      Inventory                                (559,787)
      Prepaid expenses                          (37,535)
      Accounts payable                          531,829      792,082
      Income taxes payable                         --
      Purchase agreement                           --       (133,287)





J.A. Industries, Inc.

Notes to Consolidated Financial Statements
(unaudited)
September 30, 1995 and 1994
- --------------------------------------------------------------------------------


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

          J.A. Industries (Canada), Inc., Hutronix, Inc., and QDS, de Mexico, de
          C.V., were disposed of during the year ended June 30, 1995 subject to shareholder approval (note 13).

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

2.    Inventory

      Inventory consists of:             1995       1994

      Raw materials                    $163,725   $501,462
      Less: Reserve for obsolescence       --      190,000
                                       --------   --------

                                        163,725    311,462
      Work-in-process                    75,420     95,473
      Finished goods                     11,148     21,670
                                       --------   --------

                                       $250,293   $428,605
                                       --------   --------
                                       -6-


J.A. Industries, Inc.

Notes to Consolidated Financial Statements
(unaudited)
September 30, 1995 and 1994
- --------------------------------------------------------------------------------



3.    Property and equipment


                                                           Accumulated                Net Book Value
                                            Cost           amortization           1995               1994
                                      -----------------  -----------------  -----------------  -----------------

      Land                            $         ---      $         ---      $         ---      $         ---
      Building                                  ---                ---                ---                ---
      Forklift                                  ---                ---                ---                 7,787
      Vehicles                                  13,121             13,121             ---                    84
      Office equipment                          46,382             46,382             ---                 4,118
      Computer equipment                       152,361            139,361             13,000             18,972
      Manufacturing equipment                  277,320            243,410             33,910            302,396
      Leasehold improvements                    ---                ---                ---                ---
      Assets not-in-service                     ---                ---                ---               232,520
                                      -----------------  -----------------  -----------------  -----------------

                                      $        489,184   $        442,274   $         46,910   $        565,877
                                      -----------------  -----------------  -----------------  -----------------

4.    Intangible assets
      Intangible assets comprise the following:          1995        1994

Goodwill                                               $128,767   $128,767
Incorporation costs                                       3,000      3,000
Patent costs                                               --        8,895
                                                       --------   --------
                                                        131,767    140,662
Amortization                                            129,717     16,096
                                                       --------   --------

                                                       $  2,050   $124,566
                                                       --------   --------
5.    Loans from shareholders

      Loans from shareholders comprise the following:                       1995               1994

      Loan payable to Alexander Michie, balance due on demand with
      no stated interest rate                                           $ 20,000   $           --

      Loan payable to 391566 B.C. Ltd., balance due on demand with no
      stated interest rate                                                20,767               --

      Loan payable to Alexander Michie.  The loan is unsecured and has no terms of repayment.  The loan has a stated interest rate
      of prime plus 2%                                                      --              138,146
                                                                        --------   ----------------

                                                                        $ 40,767   $        138,146
                                                                        --------   ----------------




J.A. Industries, Inc.

Notes to Consolidated Financial Statements
(unaudited)
September 30, 1995 and 1994
- --------------------------------------------------------------------------------


6.    Long-term debt


                                                                                    1995               1994

      Note  payable  to a  bank  executed  through  the  Industrial  Development
      Authority of the City of Douglas,  Arizona due in quarterly instalments of
      $12,821,  plus interest at 65% of prime (9.0% as of March 31,  1995),  due
      May 2005;  secured by a deed of trust on the real estate held for sale, an irrevocable  letter of credit from a bank in the amount of the outstanding note payable  balance and the assignment of a life insurance  policy owned by a related  party on the  president of Hutronix,  Inc. At March 31, 1995 the company was not in compliance with certain restrictive
      covenants contained in this note.                                         $  546,125       $   576,908

      Note payable to a supplier due in quarterly instalments of
      $8,361 plus interest at 6% unsecured, due March 15, 1995                        ---             16,447

      Promissory  note  payable  to a lender.  The  principal  of  $36,155  (CDN
      $50,000) plus accrued interest at 24% per annum is payable on demand.  The lender has stated that it is not her intention to
      demand repayment of the note before March 31, 1996.                             ---             49,039

      Mortgage payable, on manufacturing  equipment,  to the Province of British
      Columbia,  Canada due in monthly  payments  of $1,787  (CDN  $2,500)  plus interest at 6% per annum. The principal balance
      is due July 1, 1995.                                                            ---             90,398
                                                                                -------------  -----------------

                                                                                     546,125         732,792

      Less: Current portion                                                           ---            170,950
                                                                            -----------------  -----------------

                                                                            $        546,125   $     561,842
                                                                            -----------------  -----------------

7.    Income tax

      The Company has losses for income tax purposes which may be carried forward and applied to reduce future income taxes. The deferred tax benefit related to these losses has not been recorded in the accounts as there is not virtual certainty of realization.

      All of the income attributable to Granite Marketing Corp. (a Cayman Island corporation) is reported as non-taxable.

J.A. Industries, Inc.

Notes to Consolidated Financial Statements
(unaudited)
September 30, 1995 and 1994
- --------------------------------------------------------------------------------


8.    Commitments and Contigencies

      Under the terms of various agreements, the Company has guaranteed payment of $18,275 in accounting fees and the $546,125 mortgage on the Douglas, Arizona plant owned by Hutronix, Inc. The reversal of the Hutronix, Inc. purchase included an idemnification on the above guarantees. Should the other party fail to perform, the obligations could be asserted against the Company. The amounts have been booked in the Company's accounts.

9.    Subsequent event

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

Long-term Debt:  Long term debt of Kenmar consists of the following:

                                                                1995          1994             1993
                                                                ----          ----             ----
Subordinated promissory notes payable monthly                 $524,855      $646,674         $700,675
instalments of $9,009 including interest at 8%
through October 2002.

Bank debt collateralized by a first lien on all the          -              $217,932               -
Company's plant, equipment, furniture and
fixtures payable in monthly instalments of
$7,950, including interest at prime +1%.  this
loan was paid off prior to august 31, 1995.

Uncollateralized note payable to stockholder                  $ 39,482      $ 43,486         $ 47,149
repayable with interest at 8% in 59 monthly
instalments of 4610 and a balloon payment
of $30,083 on October 15, 1997

Notes payable secured by equipment repayable                  $ 18,403          $ 42,202               -
in monthly instalments of $2,435 including
interest at 16.85% through April 1996.
(Subsequently, this note was satisfied)

Note payable to stockholder in monthly                             -                  -          $ 22,069
instalments of $2,535 including interest
at 8% through April, 1994, collateralized
by certain equipment.
                                                              $582,380          $950,276         $769,893
Less current maturities                                       $ 22,359          $293,242         $ 79,750
                                                              --------          --------         --------
                                                              $560,021          $657,034         $690,143
                                                              =======           ========         ========

Principal maturities of debt Kenmar at August 31, 1995 are as follows:

Year ending August 31

         1996                               $ 22,359
         1997                               $ 73,269
         1998                               $104,776
         1999                               $ 80,451
         2000                               $ 87,130
         Thereafter                         $214,395
                                            --------
         Total Long-term debt               $582,380
                                            ========

Obligations Under Capital Leases of Kenmar:

         Kenmar leases equipment under capital leases which expire on various dates through 1998.

                                                                 1995       1994          1993
                                                                 ----       ----          ----
         Machinery and equipment                              $200,066     $200,066     $ 62,735
         Vehicles                                                   -      $ 27,871     $ 27,871
                                                              --------      --------    --------
         Total                                                $200,006     $227,937     $ 90,606

         The following is a schedule by years of future minimum lease payments under capital leases as of august 31, 1995 for Kenmar

Year ending August 31
         1996                               $ 48,272
         1997                               $ 49,701
         1998                               $ 29,431
                                            --------
Total minimum lease payment                 $127,404

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

         1997                       $150,000
         1998                       $447,000
         1999                       $ 68,700
         2000                       $ 86,250
                                    --------
         Total                      $751,950
                                    ========

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

         For the 3 month period ended September 30, 1995 compared to the 3 month period ended September 30, 1994. The auditors report for the period ending June 30, 1995 states that as a result of the discontinuation of operations of the Company there raises substantial doubt about the Company's ability to continue a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         In June, 1995 the Company disposed of one of its wholly owned operating subsidiaries J.A. Industries (Canada) Inc. In August the Company disposed of an inactive subsidiary, Granite Marketing Corporation. In early March 1995, the Company entered into negotiations with Karl G. Ronstadt and Baboquivari Cattle Company, former shareholders of Hutronix, Inc. to settle outstanding issues and potential liabilities. The Company and the former shareholders could not come to any resolution. On September 23, 1995, the former shareholder of Hutronix, Inc. exercised his right under a put/call agreement dated September 23, 1993 and attached to the original purchase agreement of Hutronix, Inc. dated September 15, 1993. The put option allowed the former shareholder to put 262,000 shares of the Company to the Company at a price of $2.25 creating a liability of $589,500. The Company did not have the resources to pay the liability. On November 21, 1995, subsequent to the year end, the Company entered into an agreement to reverse the acquisition of Hutronix, Inc. the only remaining operating subsidiary of the Company to satisfy all outstanding liabilities between the former shareholder of Hutronix and the Company. The condition that effected the decision to enter into the agreement to reverse the Hutronix acquisition occurred prior to the Company's year end. Although the assets and operations of Hutronix were included in the Company's June 30, 1995 financial statement, they were subsequently disposed of and it was so reported in the Company's December 31, 1995 financial statement.

         Subsequent to the period ending September 30, 1995 the Company has entered into a plan of merger with Kenmar Business Groups Inc. A condition of the agreement is that the Company is to have no liabilities and working capital of $200,000. To this end, though the Company has an inactive status, there are substantial one time charges to eliminate all liabilities and to settle contract obligations.

         For the first quarter period ending September 30, 1995 the Company had revenue of $532,310. compared to sales of $1,179,629 for the corresponding period in 1994. The decrease in sales can be attributed to the disposition of J.A. Industries (Canada) Inc. prior to year end June 30, 1995. Cost of sales for the 3 month period ended September 30, 1995 were $455,030 generating a gross profit margin of $77,280 or 14.5% of sales compared to a cost of sales of $1,013,768 generating a gross profit of $165,861 or 14% of sales for the 3 month period ended September 30, 1994. Again, the decrease in cost of sales can be attributed to the disposition of J.A. Industries (Canada) Inc. prior to the year ended June 30, 1995. For the three month period ending September 30, 1995 G&A was $781,384 compared to $239,620 for the corresponding period in 1994. Increased legal and accounting expenses accounted for approximately $75,000 of the expense. As well, a large portion of the expense was a one time charge to pay outstanding liabilities and the termination of outstanding contracts. The preceding items, except for accounting fees, were mostly settled with the issuance of restricted common stock of the Company. On September 23, 1995,
Baboquivari Cattle Company exercise its put option under a put/call agreement dated September 23, 1993. The option obligated the Company to purchase 262,000 shares of the Company's stock from Baboquivari at a price of $2.25 creating an unfunded liability of $589,500. Prior to this period, the auditors of the Company had treated this item as a non-balance sheet item. Subsequent to the first quarter ended September 30, 1995, the Company entered into an agreement with Baboquivari Cattle Company to reverse its September 15, 1993 acquisition agreement of Hutronix, Inc. in exchange for the release of all liabilities from Hutronix, Inc and Baboquivari Cattle Company.

         On  November  21,  1995 the  Company  entered  into an  agreement  with
Baboquivari Cattle Company to transfer all title of Hutronix, Inc. to Baboquivari Cattle Company in exchange for a release of all liabilities. Due to this disposition of the last operating subsidiary of the Company, the Company had no revenue for the three month period ending December 31, 1995 compared to of $1,237,956 for the three month period and $2,417,585 for the six month period ending December 31, 1994. General and administrative expenses for the period three month period ended December 31, 1995 were $81,921 compared to the corresponding three month period in 1994 of $239,877. The Company experienced a net loss of $83,316 for the three month period ending December 31, 1995 compared to a loss of $86,107 for the corresponding period in 1994.  The net loss from  operations  for the six month
period  ending  December  31, 1995 was  $746,960  compared  to $190,989  for the corresponding period in 1994. The loss in 1995 is attributed to the reorganization and elimination of ongoing contracts and liabilities the Company needed to satisfy to proceed with its merger agreement with Kenmar Business Groups, Inc. The Company had a shareholder's deficit of $282,683 for the period ended December 31, 1995 compared to net equity of $595,265 for the corresponding period in 1994. Accounts payable at December 31, 1995 were $138,167 compared to $928,358 for the corresponding period 1994. Due to the discontinuation of operations, the Company's payables were reduced dramatically. Most of the expense is attributed to legal and accounting costs due to the restructuring of the Company. The disposition of Hutronix relieved the Company of its long term liability with a guarantee on a building in Douglas, Arizona. Therefore, long term debt was reduce to zero from $561,842 in the corresponding prior year period.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

J.A. INDUSTRIES, INC.


      per:/s/Robert Knight/
Robert Knight, Chief Executive Officer                        May 27, 1996

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended December 31, 1995

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

Common Stock, par value $0.0025 per share
         Class

  7,906,603
Number of shares outstanding

                              J.A. INDUSTRIES, INC.

                                TABLE OF CONTENTS


PART I:           FINANCIAL INFORMATION

         Consolidated Condensed
                  Balance Sheet December 31, 1995 (unaudited) with comparative figures December 31, 1994 (unaudited)

         Consolidated Condensed Statement of Operations for the six months ended
                  December  31,  1995  (unaudited)   with  comparative   figures
                  December 31, 1994 (unaudited)

         Consolidated Condensed Statement of Operations for the three months ended December 31, 1995 (unaudited) with comparative figures December 31, 1994 (unaudited)

         Consolidated Condensed
                  Statement of Change in Financial Position for the six months ended December 31, 1995 (unaudited) with comparative figures December 31, 1994 (unaudited)

         Consolidated Condensed Statement of Changes in Shareholder's Equity for the six months ended December 31, 1995 (unaudited) with comparative figures June 30, 1994 (audited)

         Notes to Condensed Financial Statements

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations



         Signatures

                              J.A. Industries, Inc.

                       Consolidated Financial Statements
                                  (unaudited)

                                  Second Quarter

                                December 31, 1995


J.A. Industries, Inc.

Consolidated Balance Sheets
(unaudited)
- --------------------------------------------------------------------------------------------------------------


                                                                                    December 31
                                                                             1995                   1994
                                                                       ----------------       ----------------

Assets

Current
    Cash                                                               $        ---           $         5,538
    Accounts receivable
      Trade                                                                     ---                   569,292
      Other                                                                     ---                    59,437
    Inventory (note 3)                                                          ---                   453,274
    Prepaid expenses and deposits                                               ---                    21,892
                                                                       ----------------       ----------------

                                                                                ---                 1,109,433

Real estate held for resale                                                     ---                   875,000

Property and equipment (note 4)                                                 ---                   514,836

Investments                                                                     ---                    22,075

Intangible assets (note 5)                                                      ---                   120,978
                                                                       ----------------       ----------------

                                                                       $        ---           $     2,642,322
                                                                       ----------------       ----------------





J.A. Industries, Inc.

Consolidated Balance Sheets
(unaudited)
- --------------------------------------------------------------------------------------------------------------


                                                                                    December 31
                                                                              1995                   1994
                                                                       ----------------       ----------------

Liabilities

Current
    Bank indebtedness                                                  $            68        $       105,000
    Accounts payable                                                           138,167                928,358
    Due to shareholders                                                         ---                    51,426
    Share subscription deposits                                                123,383                 ---
    Equipment loans                                                             ---                   119,048
    Current portion of long-term debt (note 7)                                  ---                   155,270
                                                                       ----------------       ----------------

                                                                               261,619              1,359,102

Loans from shareholders (note 6)                                                21,064                136,691

Long-term debt (note 7)                                                        -                      551,264
                                                                       ----------------       ----------------

                                                                               282,683              2,047,057
                                                                       ----------------       ----------------

Share Capital and Deficit

Capital stock:
    Authorized:
      20,000,000 common shares with a par value of $0.0025 per share
    Issued:
    7,906,603 shares (1994 - 6,817,034)                                         19,792                 17,043

Additional paid-in capital                                                   5,445,253              3,948,343

Accumulated deficit                                                         (5,611,973)            (3,381,265)

Cumulative translation adjustment                                               (4,504)                11,144

Treasury stock, at cost                                                       (131,250)                ---
                                                                       ----------------       ----------------

                                                                              (282,683)               595,265
                                                                       ----------------       ----------------

                                                                       $        ---           $     2,642,322
                                                                       ----------------       ----------------
                                      -2-




J.A. Industries, Inc.

Consolidated Statements of Operations
(unaudited)
- --------------------------------------------------------------------------------------------------------------


                                                                              For the six months ended
                                                                                    December 31
                                                                            1995                   1994
                                                                       ----------------       ----------------



Sales                                                                  $        ---           $     2,417,585

Cost  of sales                                                                  ---                 1,977,458
                                                                       ----------------       ----------------

Gross profit                                                                    ---                   440,127

Selling and marketing expenses                                                  ---                    97,254

General and administrative expenses                                            745,565                479,497
                                                                       ----------------       ----------------

Loss from operations                                                          (745,565)              (136,624)

Other income (expense)                                                         (74,591)               (54,374)
                                                                       ----------------       ----------------

Consolidated net loss                                                  $      (820,156)       $      (190,998)
                                                                       ----------------       ----------------

Loss per share                                                         $          0.09        $          0.03
                                                                       ----------------       ----------------





J.A. Industries, Inc.

Consolidated Statements of Operations
(unaudited)
- --------------------------------------------------------------------------------------------------------------


                                                                             For the three months ended
                                                                                    December 31
                                                                             1995                   1994
                                                                       ----------------       ----------------



Sales                                                                  $        ---           $     1,237,956

Cost  of sales                                                                  ---                   963,690
                                                                       ----------------       ----------------

Gross profit                                                                    ---                   274,266

Selling and marketing expenses                                                  ---                    71,820

General and administrative expenses                                             81,921                239,877
                                                                       ----------------       ----------------

Loss from operations                                                           (81,921)               (37,431)

Other income (expense)                                                         (74,591)               (48,676)
                                                                       ----------------       ----------------

Consolidated net loss                                                  $      (156,512)       $       (86,107)
                                                                       ----------------       ----------------

Loss per share                                                         $          0.01        $          0.01
                                                                       ----------------       ----------------






J.A. Industries, Inc.

Consolidated Statement of Changes in Financial Position
(unaudited)
- --------------------------------------------------------------------------------------------------------------


                                                                              For the six months ended
                                                                                    December 31
                                                                             1995                   1994
                                                                       ----------------       ----------------

Cash provided by (used in)
Operating activities
    Net loss for the period                                            $      (820,156)       $      (190,998)
    Items not affecting cash:
      Amortization                                                              ---                    80,543
      Issuance of stock for services                                           476,251                 ---
      Loss on sale of subsidiary                                                74,591                 ---

    Changes in non-cash working capital                                        163,395                 85,991
                                                                       ----------------       ----------------

                                                                              (105,918)               (24,464)
                                                                       ----------------       ----------------

Financing activities
    Issue of common shares                                                     120,000                100,000
    Loan from shareholders                                                     (14,703)                 4,327
    Long-term debt                                                              ---                   (41,596)
                                                                       ----------------       ----------------

                                                                               105,297                 62,731
                                                                       ----------------       ----------------
                                                                       ----------------

Investing activities
    Purchase of property and equipment                                          ---                    (4,578)
    Proceeds on sale of subsidiary                                                 100                 ---
                                                                       ----------------       ----------------

                                                                                   100                 (4,578)
                                                                       ----------------       ----------------

Increase (decrease) in cash position                                              (521)                33,689

Effect of currency translation on cash flow                                     ---                    32,991

Cash position beginning of period                                                  453               (166,142)
                                                                       ----------------       ----------------

Cash position end of period                                            $           (68)       $       (99,462)
                                                                       ----------------       ----------------

Represented by:
    Cash                                                               $        ---           $         5,538
    Bank indebtedness                                                              (68)              (105,000)
                                                                       ----------------       ----------------

                                                                       $           (68)       $       (99,462)
                                                                       ----------------       ----------------






J.A. Industries, Inc.

Consolidated Statements of Changes in Shareholders' Equity
(unaudited)
- -----------------------------------------------------------------------------------------------------------------------------------

For the six months ended December 31, 1995
and the year ended June 30, 1995



                                           Capital Stock             Additional                 Foreign       Stock
                                                                      Paid In     Operating    Currency    Subscription    Treasury
                                       Shares          Amount         Capital      Deficit    Translation   Receivable      Stock
                                    ------------------------------------------------------------------------------------------------

Balance June 30, 1994                     6,493,778 $   16,234 $      3,849,152 $ (3,255,919)$     (7,561)$    ---    $      ---

Issued for cash                             581,383      1,453          494,797       ---          ---         ---           ---

Issued for consulting fees                  582,292      1,456          524,642       ---          ---        (30,000)       ---

Issued and unpaid                           500,000      1,250          428,750       ---          ---       (430,000)       ---

Issued to repay debt                         50,000        125           51,982       ---          ---         ---           ---

Issued as compensation                       12,600         32           12,569       ---          ---         ---           ---

Reverse equipment purchase                 (600,000)    (1,500)         (52,148)      ---          ---         ---           ---

Reverse Hutronix, Inc. acquisition           ---        ---              ---          ---          ---         ---         (131,250)

Shares cancelled                            (68,450)      (171)             171       ---          ---         ---           ---

Aggregate adjustment resulting
from translation of financial
statements into U.S. dollars                  ---        ---              ---          ---           3,057      ---           ---

Net loss for the year ended
June 30, 1995                                 ---        ---              ---      (2,155,220)      ---         ---           ---
                                      ----------------------------------------------------------------------------------------------

Balance June 30, 1995                     7,551,603     18,879        5,309,915   (5,411,139)      (4,504)   (460,000)     (131,250)

Issued for cash                             300,000        750          119,250       ---          ---         ---           ---

Issued for consulting fees                   55,000        163           16,088       ---          ---         ---           ---

Services rendered as consideration
for shares                                   ---        ---              ---          ---          ---        460,000        ---

Net loss for the six months ended
December 31, 1995                            ---        ---              ---        (820,156)      ---         ---           ---
                                      ----------------------------------------------------------------------------------------------

Balance December 31, 1995                 7,906,603 $   19,792 $      5,445,253 $ (6,231,295)$     (4,504)$    ---    $    (131,250)
                                      ----------------------------------------------------------------------------------------------










J.A. Industries, Inc.

Notes to Consolidated Financial Statements
(unaudited)
December 31, 1995 and 1994
- --------------------------------------------------------------------------------


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



J.A. Industries, Inc.

Notes to Consolidated Financial Statements
(unaudited)
December 31, 1995 and 1994
- --------------------------------------------------------------------------------


3.    Inventory

      Inventory consists of:                          1995               1994

      Raw materials                         $         ---      $        531,321
      Less: Reserve for obsolescence                  ---               190,000
                                            -----------------  -----------------

                                                      ---               341,321
      Work-in-process                                 ---               104,604
      Finished goods                                  ---                 7,349
                                            -----------------  -----------------

                                            $         ---      $        453,274
                                            -----------------  -----------------

4.    Property and equipment


                                                           Accumulated                Net Book Value
                                            Cost           amortization             1995               1994
                                      -----------------  -----------------  -----------------  -----------------

      Land                            $         ---      $         ---      $         ---      $         ---
      Building                                  ---                ---                ---                ---
      Forklift                                  ---                ---                ---                 7,410
      Vehicles                                  ---                ---                ---                    81
      Office equipment                          ---                ---                ---                46,264
      Computer equipment                        ---                ---                ---                27,957
      Manufacturing equipment                   ---                ---                ---               199,669
      Leasehold improvements                    ---                ---                ---                   935
      Assets not-in-service                     ---                ---                ---               232,520
                                      -----------------  -----------------  -----------------  -----------------

                                      $         ---      $         ---      $         ---      $        514,836
                                      -----------------  -----------------  -----------------  -----------------






J.A. Industries, Inc.

Notes to Consolidated Financial Statements
(unaudited)
December 31, 1995 and 1994
- --------------------------------------------------------------------------------


5.    Intangible assets

      Intangible assets comprise the following:      1995               1994

      Goodwill                                  $     ---      $        128,767
      Incorporation costs                             ---                 3,000
      Patent costs                                    ---                 8,895
                                                -------------  -----------------
                                                      ---               140,662
      Amortization                                    ---                16,096
                                                -------------  -----------------

                                                $     ---      $        124,566
                                                -------------  -----------------

6.    Loans from shareholders


      Loans from shareholders comprise the following:                               1995               1994


      Loan payable to Alexander Michie, balance due on demand with
      no stated interest rate.                                              $         20,000   $         ---

      Loan payable to 391566 B.C. Ltd., balance due on demand with no
      stated interest rate.                                                            1,064             ---

      Loan payable to Alexander Michie.  The loan is unsecured and has no terms of repayment.  The loan has a stated interest rate
      of prime plus 2%.                                                               ---               138,146
                                                                            -----------------  -----------------

                                                                            $         21,064   $        138,146
                                                                            -----------------  -----------------




J.A. Industries, Inc.

Notes to Consolidated Financial Statements
(unaudited)
December 31, 1995 and 1994
- --------------------------------------------------------------------------------


7.    Long-term debt


                                                                                         1995               1994


      Note  payable  to a  bank  executed  through  the  Industrial  Development
      Authority of the City of Douglas,  Arizona due in quarterly instalments of
      $12,821,  plus interest at 65% of prime (9.0% as of March 31,  1995),  due
      May 2005;  secured by a deed of trust on the real estate held for sale, an irrevocable  letter of credit from a bank in the amount of the outstanding note payable  balance and the assignment of a life insurance  policy owned by a related  party on the  president of Hutronix,  Inc. At March 31, 1995 the company was not in compliance with certain restrictive
      covenants contained in this note.                                              $    -         $    564,087

      Note payable to a supplier due in quarterly instalments of
      $8,361 plus interest at 6% unsecured, due March 15, 1995                        ---                 8,086

      Promissory  note  payable  to a lender.  The  principal  of  $36,155  (CDN
      $50,000) plus accrued interest at 24% per annum is payable on demand.  The lender has stated that it is not her intention to
      demand repayment of the note before March 31, 1996.                             ---                51,283

      Mortgage payable, on manufacturing  equipment,  to the Province of British
      Columbia,  Canada due in monthly  payments  of $1,787  (CDN  $2,500)  plus interest at 6% per annum. The principal balance
      is due July 1, 1995.                                                            ---                83,078
                                                                            -----------------  -----------------

                                                                                           0            706,534

      Less: Current portion                                                           ---               155,270
                                                                            -----------------  -----------------

                                                                            $              0   $        551,264
                                                                            -----------------  -----------------

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

J.A. Industries, Inc.

Notes to Consolidated Financial Statements
(unaudited)
December 31, 1995 and 1994
- --------------------------------------------------------------------------------


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

Long-term Debt:  Long term debt of Kenmar consists of the following:



                                                                1995               1994           1993
                                                                ----               ----           ----
Subordinated promissory notes payable monthly                 $524,855          $646,674         $700,675
instalments of $9,009 including interest at 8%
through October 2002.

Bank debt collateralized by a first lien on all the                -            $217,932               -
Company's plant, equipment, furniture and
fixtures payable in monthly instalments of
$7,950, including interest at prime +1%.  this
loan was paid off prior to august 31, 1995.

Uncollateralized note payable to stockholder                  $ 39,482          $ 43,486         $ 47,149
repayable with interest at 8% in 59 monthly
instalments of 4610 and a balloon payment
of $30,083 on October 15, 1997

Notes payable secured by equipment repayable                  $ 18,403          $ 42,202               -
in monthly instalments of $2,435 including
interest at 16.85% through April 1996.
(Subsequently, this note was satisfied)

Note payable to stockholder in monthly                             -                  -          $ 22,069
instalments of $2,535 including interest
at 8% through April, 1994, collateralized
by certain equipment.
                                                              $582,380          $950,276         $769,893
Less current maturities                                       $ 22,359          $293,242         $ 79,750
                                                              --------          --------         --------
                                                              $560,021          $657,034         $690,143
                                                              =======           ========         ========





Principal maturities of debt Kenmar at August 31, 1995 are as follows:

Year ending August 31

         1996                               $ 22,359
         1997                               $ 73,269
         1998                               $104,776
         1999                               $ 80,451
         2000                               $ 87,130
         Thereafter                         $214,395
                                            --------
         Total Long-term debt               $582,380
                                            =======

Obligations Under Capital Leases of Kenmar:

         Kenmar leases equipment under capital leases which expire on various dates through 1998.

                                           1995        1994        1993
                                           ----        ----        ----
         Machinery and equipment        $200,066     $200,066     $ 62,735
         Vehicles                             -      $ 27,871     $ 27,871
                                        --------     --------     --------
         Total                          $200,006     $227,937     $ 90,606

         The following is a schedule by years of future minimum lease payments under capital leases as of august 31, 1995 for Kenmar

Year ending August 31
         1996                               $ 48,272
         1997                               $ 49,701
         1998                               $ 29,431
                                            --------
Total minimum lease payment                 $127,404

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

         For the 6 month period ended December 31, 1995 compared to the 6 month period ended December 31, 1994. The auditors report for the period ending June 30, 1995 states that as a result of the discontinuation of operations of the Company there raises substantial doubt about the Company's ability to continue a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         Subsequent to the period ending December 31, 1995 the Company has entered into a plan of merger with Kenmar Business Groups Inc. A condition of the agreement is that the Company is to have no liabilities and working capital of $200,000. To this end, though the Company has an inactive status, there are substantial one time charges to eliminate all liabilities and to settle contract obligations.

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

         On  November  21,  1995 the  Company  entered  into an  agreement  with
Baboquivari Cattle Company to transfer all title of Hutronix, Inc. to Baboquivari Cattle Company in exchange for a release of all liabilities. Due to this disposition of the last operating subsidiary of the Company, the Company had no revenue for the three month period ending December 31, 1995 compared to of $1,237,956 for the three month period and $2,417,585 for the six month period ending December 31, 1994. General and administrative expenses for the period three month period ended December 31, 1995 were $81,921 compared to the corresponding three month period in 1994 of $239,877. The Company experienced a net loss of $83,316 for the three month period ending December 31, 1995 compared to a loss of $86,107 for the corresponding period in 1994. The net loss from operations for the six month period ending December 31, 1995 was $745,565 compared to $190,989 for the corresponding period in 1994. The loss in 1995 is attributed to the reorganization and elimination of ongoing contracts and liabilities the Company needed to satisfy to proceed with its merger agreement with Kenmar Business Groups, Inc. The Company had a shareholder's deficit of $282,683 for the period ended December 31, 1995 compared to net equity of $595,265 for the corresponding period in 1994. Accounts payable at December 31, 1995 were $138,167 compared to $928,358 for the corresponding period 1994. Due to the discontinuation of operations, the Company's payables were reduced dramatically. Most of the expense is attributed to legal and accounting costs due to the restructuring of the Company. The disposition of Hutronix relieved the Company of its long term liability with a guarantee on a building in Douglas, Arizona. Therefore, long term debt was reduce to zero from $561,842 in the corresponding prior year period.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

J.A. INDUSTRIES, INC.


           per:/s/Robert Knight
Robert Knight, Chief Executive Officer                        May 27, 1996