Form 10QSB/A
period 1995-12-31
J A INDUSTRIES INC
filed 1996-07-08
CIK 919723

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





J.A. Industries, Inc.

Consolidated Balance Sheets
(unaudited)
- --------------------------------------------------------------------------------------------------------------


                                                                                    December 31
                                                                              1995                   1994
                                                                       ----------------       ----------------

Liabilities

Current
    Bank indebtedness                                                  $            68        $       105,000
    Accounts payable                                                           138,167                928,358
    Due to shareholders                                                         ---                    51,426
    Share subscription deposits                                                123,383                 ---
    Equipment loans                                                             ---                   119,048
    Current portion of long-term debt (note 7)                                  ---                   155,270
                                                                       ----------------       ----------------

                                                                               281,618              1,359,102

Loans from shareholders (note 6)                                                21,064                136,691

Long-term debt (note 7)                                                        -                      551,264
                                                                       ----------------       ----------------

                                                                               282,682              2,047,057
                                                                       ----------------       ----------------

Share Capital and Deficit

Capital stock:
    Authorized:
      20,000,000 common shares with a par value of $0.0025 per share
    Issued:
    7,906,603 shares (1994 - 6,817,034)                                         19,792                 17,043

Additional paid-in capital                                                   5,129,253              3,948,343

Accumulated deficit                                                         (5,427,223)            (3,381,265)

Cumulative translation adjustment                                               (4,504)                11,144
                                                                       ----------------       ----------------

                                                                              (282,682)               595,265
                                                                       ----------------       ----------------

                                                                       $        ---           $     2,642,322
                                                                       ----------------       ----------------





J.A. Industries, Inc.

Consolidated Statements of Operations
(unaudited)
- --------------------------------------------------------------------------------------------------------------



                                                                              For the six months ended
                                                                                    December 31
                                                                            1995                   1994
                                                                       ----------------       ----------------



Sales                                                                  $       709,747        $     2,417,585

Cost  of sales                                                                 606,707              1,977,458
                                                                       ----------------       ----------------

Gross profit                                                                   103,040                440,127

Selling and marketing expenses                                                     244                 97,254

General and administrative expenses                                            550,635                479,497
                                                                       ----------------       ----------------

Loss from operations                                                          (447,839)              (136,624)

Other income (expense)                                                         (1,395)               (54,374)
                                                                       ----------------       ----------------

Consolidated net loss                                                  $     (522,450)       $      (190,998)
                                                                       ----------------       ----------------

Loss per share                                                         $          0.07        $          0.03
                                                                       ----------------       ----------------





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






J.A. Industries, Inc.

Consolidated Statements of Changes in Shareholders' Equity
 (unaudited)
- -----------------------------------------------------------------------------------------------------------------------------------

For the six months ended December 31, 1995
and the year ended June 30, 1995

                                           Capital Stock             Additional                 Foreign       Stock
                                                                      Paid In     Operating    Currency    Subscription
                                       Shares          Amount         Capital      Deficit    Translation   Receivable
                                    -------------------------------------------------------------------------------------

Balance June 30, 1994                     6,493,778 $   16,234 $      3,849,152 $ (3,255,919)$     (7,561)$    ---

Issued for cash                             581,383      1,453          494,797       ---          ---         ---

Issued for consulting fees                  582,292      1,456          524,642       ---          ---        (30,000)

Issued and unpaid                           500,000      1,250          428,750       ---          ---       (430,000)

Issued to repay debt                         50,000        125           51,982       ---          ---         ---

Issued as compensation                       12,600         32           12,569       ---          ---         ---

Reverse equipment purchase                 (600,000)    (1,500)         (52,148)      ---          ---         ---

Reverse Hutronix, Inc. acquisition           ---        ---              ---          ---          ---         ---

Shares cancelled                            (68,450)      (171)             171       ---          ---         ---

Aggregate adjustment resulting
from translation of financial
statements into U.S. dollars                  ---        ---              ---          ---           3,057      ---

Net loss for the year ended
June 30, 1995                                 ---        ---              ---      (2,155,220)      ---         ---
                                      -------------------------------------------------------------------------------------

Balance June 30, 1995                     7,551,603     18,879        5,309,915   (5,411,139)      (4,504)   (460,000)

Issued for cash                             300,000        750          119,250       ---          ---         ---

Issued for consulting fees                   55,000        163           16,088       ---          ---         ---

Services rendered as consideration
for shares                                   ---        ---              ---          ---          ---        460,000

Net loss for the six months ended
December 31, 1995                            ---        ---              ---        (820,156)      ---         ---
                                      -------------------------------------------------------------------------------------

Balance December 31, 1995                 7,906,603 $   19,792 $      5,445,253 $ (6,231,295)$     (4,504)$    ---
                                      -------------------------------------------------------------------------------------










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