Form 10QSB/A
period 1996-03-31
J A INDUSTRIES INC
filed 1996-07-08
CIK 919723

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

                               Amendment No. 1 to

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

                             J.A. INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                                              MARCH 31
                                                                                                         1996         1995
ASSETS
CURRENT
  Cash...............................................................................................   $ 2,081    $       --
  Accounts receivable
     Trade...........................................................................................        --       561,107
     Other...........................................................................................    14,900        80,168
  Inventory (note 3).................................................................................        --       385,449
  Prepaid expenses and deposits......................................................................        --        44,803
                                                                                                         16,981     1,071,527
Real estate held for resale..........................................................................        --       875,000
Property and equipment (note 4)......................................................................        --       271,224
Investments..........................................................................................        --           200
Intangible assets (note 5)...........................................................................        --       117,775
                                                                                                        $16,981    $2,335,726

                             J.A. INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                                            MARCH 31
                                                                                                      1996           1995
LIABILITIES
CURRENT
  Bank indebtedness.............................................................................   $        --    $   102,023
  Accounts payable..............................................................................       158,576        663,380
  Accrued liabilities...........................................................................        29,000             --
  Due to shareholders...........................................................................        33,100         80,943
  Equipment loans...............................................................................            --
  Current portion of long-term debt (note 7)....................................................            --        118,119
                                                                                                       220,676        964,465
Loans from shareholders (note 6)................................................................            --        136,940
Long-term debt (note 7).........................................................................            --        564,180
                                                                                                       220,676      1,665,585
Share Capital and Deficit
Capital stock:
  Authorized:
     20,000,000 common shares with a par value of $0.0025 per share
  Issued:
     9,417,904 shares (1995 -- 6,703,417).......................................................        23,545         16,759
Additional paid-in capital......................................................................     5,504,157      4,268,092
Accumulated deficit.............................................................................    (4,904,793)    (3,621,833)
Cumulative translation adjustment...............................................................        (4,504)         7,124
Treasury stock, at cost.........................................................................      (131,250)            --
                                                                                                       487,155        670,142
                                                                                                   $   707,831    $ 2,335,727


                             J.A. INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                                   FOR THE NINE MONTHS ENDED
                                                                                                            MARCH 31
                                                                                                      1996           1995
SALES...........................................................................................   $   709,747    $ 3,452,982
Cost of sales...................................................................................       606,707      2,897,666
Gross profit....................................................................................       103,040        555,316
Selling and marketing expenses..................................................................           244        114,676
General and administrative expenses.............................................................       719,055        741,524
Loss from operations............................................................................      (616,259)      (300,884)
Other income (expense)..........................................................................        (1,395)      (130,683)
Loss on disposal of subsidiary..................................................................       (73,196)            --
Consolidated net loss...........................................................................   $  (690,850)   $  (431,567)
Loss per share..................................................................................   $      0.07    $      0.06


                             J.A. INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                                   FOR THE THREE MONTHS ENDED
                                                                                                            MARCH 31
                                                                                                      1996           1995
SALES...........................................................................................   $        --    $ 1,035,397
Cost of sales...................................................................................            --        920,208
Gross profit....................................................................................            --        115,189
Selling and marketing expenses..................................................................            --         17,422
General and administrative expenses.............................................................       194,119        262,027
Loss from operations............................................................................      (194,119)      (164,260)
Other income (expense)..........................................................................            --        (76,309)
Loss on disposal of subsidiary..................................................................            --             --
Consolidated net loss...........................................................................   $  (194,119)   $  (240,569)
Loss per share..................................................................................   $      0.02    $      0.04


                             J.A. INDUSTRIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                                  (UNAUDITED)


                                                                                                   FOR THE NINE MONTHS ENDED
                                                                                                            MARCH 31
                                                                                                      1996           1995
CASH PROVIDED BY (USED IN)
Operating activities
  Net loss for the period.......................................................................   $  (690,850)   $  (431,566)
  Items not affecting cash:
     Amortization...............................................................................        20,392        114,180
     Issuance of stock for services.............................................................       171,475             --
     Loss on sale of subsidiary.................................................................        74,591         54,470
  Changes in non-cash working capital...........................................................       201,099       (117,102)
                                                                                                      (223,293)      (380,018)
Financing activities
  Issue of common shares........................................................................       170,000        473,113
  Cancellation of shares on settlement of debt..................................................            --        (53,648)
  Equipment Loans...............................................................................            --       (119,048)
  Loan from shareholders........................................................................        10,000          4,576
  Long-term debt................................................................................            --        (65,831)
                                                                                                       180,000        239,162
Investing activities
  Purchase of property and equipment............................................................            --         (4,578)
  Proceeds on sale of subsidiary................................................................           100        172,656
  Proceeds on disposition of investments........................................................            --         21,875
                                                                                                           100        189,953
Increase (decrease) in cash position............................................................       (43,193)        49,097
Effect of currency translation on cash flow.....................................................            --         15,022
Cash position beginning of period...............................................................        45,274       (166,142)
Cash position end of period.....................................................................   $     2,081    $  (102,023)
Represented by:
  Cash..........................................................................................   $     2,081    $        --
  Bank indebtedness.............................................................................            --       (102,023)
                                                                                                   $     2,081    $  (102,023)


                             J.A. INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                    FOR THE NINE MONTHS ENDED MARCH 31, 1996
                        AND THE YEAR ENDED JUNE 30, 1995


                                                            ADDITIONAL                     FOREIGN         STOCK
                                       CAPITAL STOCK         PAID IN       OPERATING      CURRENCY      SUBSCRIPTION    TREASURY
                                     SHARES      AMOUNT      CAPITAL        DEFICIT      TRANSLATION     RECEIVABLE       STOCK
BALANCE JUNE 30, 1994...........    6,493,778    $16,234    $3,849,152    $(3,190,267)     $(7,561)      $       --     $      --
Issued for cash.................      631,383      1,578       494,672             --           --               --            --
Issued for consulting fees......    1,032,292      2,581       637,517             --           --         (144,000)           --
Issued to repay debt............       50,000        125        51,982             --           --               --            --
Issued as compensation..........       12,600         32        12,569             --           --               --            --
Reverse equipment purchase......     (600,000)    (1,500)      (52,148)            --           --               --            --
Shares cancelled................      (68,450)      (171)          171             --           --               --            --
Aggregate adjustment resulting
  from translation of financial
  statements into U.S.
  dollars.......................           --         --            --             --        3,057               --            --
Net loss for the year ended June
  30, 1995......................           --         --            --     (1,714,526)          --               --            --
Balance June 30, 1995...........    7,551,603     18,879     4,993,915     (4,904,793)      (4,504)        (144,000)           --
Issued for cash.................      500,000      1,250       168,750             --           --               --            --
Issued for consulting fees......      100,000        250        27,225             --           --               --            --
Services rendered as
  consideration for shares......           --         --            --             --           --          144,000            --
Reverse Hutronix, Inc.
  acquisition...................           --         --            --             --           --               --      (131,250)
Issued to pay debt..............    1,266,301      3,166       314,267             --           --               --            --
Net loss for the nine months
  ended March 31, 1996..........           --         --            --    $                     --               --            --
Balance March 31, 1996..........    9,417,904    $23,545    $5,504,157    $(4,904,793)     $(4,504)      $       --     $(131,250)


                             J.A. INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            MARCH 31, 1996 AND 1995

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

2. SALE OF SUBSIDIARY
     On November 23, 1995, the Company sold all of the common shares of Hutronix, Inc. and on and on August 15, 1995 the Company sold all of the common share of Granite Marketing Corporation for $100. The two transaction resulted in a loss of $73,196, which has been included in other expense for the period ended December 31, 1995. Granite Marketing Corp. was inactive during the period.

3. INVENTORY

                                                                                      1995        1994
Inventory consists of:
Raw materials....................................................................   $     --    $531,321
Less: Reserve for obsolescence...................................................         --     190,000
                                                                                          --     341,321
Work-in-process..................................................................         --     104,604
Finished goods...................................................................         --       7,349
                                                                                    $     --    $453,274

4. PROPERTY AND EQUIPMENT

                                                                                                ACCUMULATED       NET BOOK VALUE
                                                                                      COST      AMORTIZATION     1995        1994
Land.............................................................................   $     --     $      --     $     --    $     --
Building.........................................................................         --            --           --          --
Forklift.........................................................................         --            --           --       7,410
Vehicles.........................................................................         --            --           --          81
Office equipment.................................................................         --            --           --      46,264
Computer equipment...............................................................         --            --           --      27,957
Manufacturing equipment..........................................................         --            --           --     199,669
Leasehold improvements...........................................................         --            --           --         935
Assets not-in-service............................................................         --            --           --     232,520
                                                                                    $     --     $      --     $     --    $514,836

                             J.A. INDUSTRIES, INC.

                            MARCH 31, 1996 AND 1995

5. INTANGIBLE ASSETS

                                                                                                      1995           1994
Intangible assets comprise the following:
Goodwill........................................................................................   $        --    $   128,767
Incorporation costs.............................................................................            --          3,000
Patent costs....................................................................................            --          8,895
                                                                                                            --        140,662
Amortization....................................................................................            --         16,096
                                                                                                   $        --    $   124,566

6. LOANS FROM SHAREHOLDERS
     Loans from shareholders comprise the following:

Loan payable to Alexander Michie, balance due on demand with no stated interest rate...................   $20,000    $     --
Loan payable to 391566 B.C. Ltd., balance due on demand with no stated interest rate...................     1,064          --
Loan payable to Alexander Michie. The loan is unsecured and has no terms of repayment. The loan has a
  stated interest rate of prime plus 2%................................................................        --     138,146
                                                                                                          $21,064    $138,146

7. LONG-TERM DEBT

                                                                                                              1995        1994
Note payable to a bank executed through the Industrial Development Authority of the City of Douglas,
  Arizona due in quarterly instalments of $12,821, plus interest at 65% of prime (9.0% as of March 31,
  1995), due May 2005; secured by a deed of trust on the real estate held for sale, an irrevocable letter of credit from a bank in the amount of the outstanding note payable balance and the assignment of a life insurance policy owned by a related party on the president of Hutronix, Inc. At March 31, 1995 the
  company was not in compliance with certain restrictive covenants contained in this note................   $     --    $564,087
Note payable to a supplier due in quarterly instalments of $8,361 plus interest at 6% unsecured, due
  March 15, 1995.........................................................................................         --       8,086
Promissory note payable to a lender. The principal of $36,155 (CDN $50,000) plus accrued interest at 24%
  per annum is payable on demand. The lender has stated that it is not her intention to demand repayment
  of the note before March 31, 1996......................................................................         --      51,283
Mortgage payable, on manufacturing equipment, to the Province of British Columbia, Canada due in monthly payments of $1,787 (CDN $2,500) plus interest at 6% per annum. The principal balance is due July 1,
  1995...................................................................................................         --      83,078
                                                                                                                  --     706,534
Less: Current portion....................................................................................         --     155,270
                                                                                                            $     --    $551,264

8. INCOME TAX
     The Company has losses for income tax purposes which may be carried forward and applied to reduce future income taxes. The deferred tax benefit related to these losses has not been recorded in the accounts as there is not virtual certainty of realization.
     All of the income attributable to Granite Marketing Corp. (a Cayman Island corporation) is reported as non-taxable.

9. COMMITMENTS AND CONTIGENCIES
     Under the terms of various agreements, the Company has guaranteed payment of $18,275 in accounting fees and the $546,125 mortgage on the Douglas, Arizona plant owned by Hutronix, Inc. The reversal of the Hutronix, Inc. purchase included an idemnification on the above guarantees. Should the other party fail to perform, the obligations could be asserted against the Company.

                             J.A. INDUSTRIES, INC.

                            MARCH 31, 1996 AND 1995

10. SUBSEQUENT EVENT
     On January 26, 1996 the shareholders ratified the sale of Hutronix, Inc. and QDS, de Mexico, S.A. de C.V.

11. CORRECTION OF ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS
     The Company recorded the results of operation for Hutronix, Inc. and related subsidiaries for the period until disposition. This had been omitted because it was the Company's intention to dispose of the subsidiary at the beginning of the fiscal period. Furthermore, the effect of audit adjustments from fiscal 1995 were recorded.
     As a result of these changes the Company's net loss for the nine months ended March 31, 1996 decreased by $427,711 and the net loss for the three months ended March 31, 1996 decreased by $104,286. The Company's net loss per share for the nine months ended March 31, 1996 decreased by $0.05 and the net loss per share for the three months ended March 31, 1996 decreased by $0.01.

                                   SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                         J.A. INDUSTRIES, INC.

                                         per: /s/        ROBERT KNIGHT
                                                       ROBERT KNIGHT
                                                  CHIEF EXECUTIVE OFFICER

June 24, 1996