Form 10KSB
period 1996-08-31
ELECTRONIC MANUFACTURING SERVICES GROUP INC
filed 1996-12-16
CIK 919723

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 1996

                         Commission file number 0-23528

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.
                 (Name of small business issuer in its charter)

        Delaware                                          13-3421337
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification Number)

         6638 OLD WAKE FOREST ROAD
         RALEIGH, NORTH CAROLINA                              27616
         (Address of principal executive offices)           (Zip Code)

Issuer's telephone number: (919) 876-6049

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.0025 par value per share
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes X          No

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. X

         The aggregate market value of the registrant's Common Stock at October 28, 1996 held by those persons deemed by the registrant to be non-affiliates was approximately $5,273,298.

         As of October 28, 1996, there were 5,527,452 shares of the registrant's Common Stock, $.0025 par value per share, outstanding.

         State issuer's revenues for its most recent fiscal year: $2,613,590.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                             TABLE OF CONTENTS



PART I

Item 1.           Description of Business.........................................................................3

Item 2.           Description of Property........................................................................10

Item 3.           Legal Proceedings..............................................................................10

Item 4.           Submission of Matters to a Vote of Security Holders............................................10

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.......................................11

Item 6.           Management's Discussion and Analysis or Plan of Operation......................................11

Item 7.           Financial Statements...........................................................................17

Item 8.           Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure............................................................35
PART III

Item 9.           Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act.....................................36

Item 10.          Executive Compensation.........................................................................37

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.....................................................................................38

Item 12.          Certain Relationships and Related Transactions.................................................39

Item 13.          Exhibits and Reports on Form 8-K...............................................................40


         Information set forth in this Report contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements represent EMSG's reasonable judgment concerning the future and are subject to risks and uncertainties that could cause EMSG's actual operating results and financial position to differ materially.

         EMSG cautions that any such forward-looking statements are further qualified by important factors that could cause EMSG's actual operating results to differ materially from those in the forward-looking statements, including, without limitation the following: possible loss of existing relationships in the OEM industry and with specific large clients in that industry; potential loss of contracts; greater than anticipated competition; possibility that expected synergies from the Merger would not be achieved; possible volatility of the EMSG stock price; difficulties encountered in the integration of the operations of EMSG Systems Division, Inc. and J.A. Industries, Inc.; unexpected liabilities or an inability to maintain adequate liability insurance to cover legal claims; and dependence on key personnel.

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

         Electronic Manufacturing Services Group, Inc. (together with its subsidiaries, "EMSG" or the "Company") is an independent provider of customized manufacturing services to electronics original equipment manufacturers (OEMs), including producers of telecommunication and data communications equipment, industrial controls, computers and peripherals, medical devices and instrumentation. EMSG provides a wide variety of pre-manufacturing, manufacturing and post-manufacturing services. The Company's goal is to offer its customers competitive advantages, such as access to advanced manufacturing technologies, shortened product time-to-market, reduced cost of production and more effective asset utilization that can be attained from outsourcing their manufacturing.

         EMSG was incorporated in Delaware in July 1987. The Company's corporate headquarters are located at 6638 Old Wake Forest Road, Raleigh, North Carolina 27616 and its telephone number is (919) 876-6049. As used herein, "EMSG" and the "Company" refer to Electronics Manufacturing Services Group, Inc. and its subsidiaries, unless the context otherwise requires.

         The Company, as currently organized, was formed by the merger in July 1996 of J.A. Industries of North Carolina, Inc. ("JANC"), a North Carolina corporation and a wholly-owned subsidiary of J.A. Industries, Inc., a Delaware corporation ("JA"), with and into Kenmar Business Groups, Inc., a North Carolina corporation ("Kenmar"), with Kenmar surviving the merger and continuing its existence as a North Carolina corporation and a wholly-owned subsidiary of JA. (the "Merger"). Simultaneous with the Merger, each share of the Common Stock, $1.00 par value, of Kenmar was converted into the right to receive 42.06 shares of the Common Stock of JA, with the result that the former shareholders of Kenmar acquired approximately 50% of the issued and outstanding Common Stock of JA.

         Prior to such transactions, JA, a company subject to the reporting requirements of the Securities Exchange Act of 1934, had divested itself of all business operations so that upon completion of the merger, the operations of JA (which, concurrent with the Merger, changed its name to Electronics Manufacturing Services Group, Inc.) consisted solely of the operations of its subsidiary, Kenmar. Subsequent to the Merger, Kenmar changed its name to EMSG Systems Division, Inc.

INDUSTRY OVERVIEW

         The Company is positioned to benefit from increased worldwide market acceptance of the use of companies providing electronic manufacturing services ("EMS") to the electronics industry. Many electronics OEMs have adopted and are becoming increasingly reliant upon manufacturing outsourcing strategies. The Company believes the trend towards outsourcing manufacturing will continue. OEMs utilize providers of electronic manufacturing services for many reasons including the following:

         Reduce Time to Market. Due to intense competitive pressures in the electronics industry, OEMs are faced with increasingly shorter product life-cycles and therefore have a growing need to reduce the time required to bring a product to market. OEMs can reduce their time to market by using an EMS firm's manufacturing expertise and infrastructure.

         Reduce Capital Investment. As electronic products have become more technologically advanced, the manufacturing process has become increasingly automated, requiring a greater level of investment in capital equipment. EMS firms provide OEMs access to advanced manufacturing facilities, thereby reducing the OEMs' overall capital equipment requirements.

         Focus Resources. Because the electronics industry is experiencing greater levels of competition and more rapid technological change, many OEMs increasingly are seeking to focus their resources on activities and technologies in which they add the greatest value. By offering comprehensive electronics assembly and related manufacturing services, EMS firms allow OEMs to focus on their own core competencies such as product development and marketing.

         Access Leading Manufacturing Technology. Electronic products and electronics manufacturing technology have become increasingly sophisticated and complex, making it difficult for OEMs to maintain the necessary technological expertise to manufacture products internally. OEMs are motivated to work with EMS firms in order to gain access to their expertise in interconnect, test and process technologies.

         Improve Inventory Management and Purchasing Power. Electronics industry OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, short product life-cycles, large investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. OEMs can reduce production costs by using an EMS firm's volume procurement capabilities. In addition, a provider of electronic manufacturing services expertise in inventory management can provide better control over inventory levels and increase the OEM's return on assets.

         Access Worldwide Manufacturing Capabilities. OEMs are increasing their international activities in an effort to lower costs and access foreign markets. EMS firms with worldwide capabilities are able to offer such OEMs a variety of options on manufacturing locations to better address their objectives regarding cost, shipping location, frequency of interaction with the EMS firm and local content requirements of end-market countries.

         The electronics contract manufacturing industry is transitioning through a typical industry maturing cycle that began during the 1980's. The market is broadly segmented as follows:

         Nationally, there are fewer than twenty large contract manufacturers with sales greater than $200 million; their growth driven is primarily by the computer industry. SCI Systems and Solectron are the leaders with combined projected sales of nearly $7 billion in 1996. In addition to the growth generated by the computer industry, most of these companies have accelerated their growth through the acquisition of their customers' manufacturing facilities and operations.

         There are approximately 30 mid-sized contract manufacturers with sales ranging from $50 million to $200 million servicing many specialty niches and supporting the production of computer peripherals.

         There are hundreds of small contract manufacturers throughout the US ranging from $1 million `mom-n-pop' businesses to small regional operations with $25 to $50 million in sales.

         With continued progress and technological advancements in the industry, the barriers to entry and continued operations are rising. Much of the business that was once consigned is being converted to turnkey, adding to the working capital burden for the smaller contract manufacturers. The smaller contract manufacturers are finding it difficult to access capital to support the transition from consignment to turnkey, to purchase new equipment necessary to compete in a dynamic market, to get resources to implement tightening quality system requirements, and to achieve adequate gross profit to invest in the engineering and technical staff required by customers in product development and advanced manufactureability (as product life cycles and margins continue to shrink, and global options proliferate). EMSG plans to fill the market void where the large and mid-tier EMS firms can not and choose not to compete effectively, and the small EMS firms can not meet customer demands and do not have adequate resources to be viable long-term partners.

STRATEGY

         The Company's strategic plan contemplates acquiring businesses with complementary capabilities that bolster EMSG's competitiveness and value-added services. The organization plans to have strong conceptual and sustaining engineering for value-added/value-engineering. EMSG plans to develop a value-chain of operating companies and virtual supply partners to provide for one-stop solutions (bundled services) in design, prototyping, manufacturing, assembly, order fulfillment, and warranty depot, giving EMSG the customer and market focus of a smaller EMS firm, but the financial, technical resources and cross-functional capabilities of a larger, publicly financed firm.

         The Company's operating strategy emphasizes the following key elements:

         Quality. EMSG believes that product quality is a critical success factor in the electronics manufacturing market. The Company strives for continuous improvement of its processes and has adopted a number of quality improvement and measurement techniques to monitor its performance.

         Manufacturing Partnerships. An important element of EMSG's strategy is to establish partnerships with major and emerging OEM leaders in the electronics industry in its target markets. Due to the costs inherent in supporting customer relationships, the Company focuses its efforts on customers with which the opportunity exists to develop long-term business partnerships. The Company's goal is to provide its customers with total manufacturing solutions for both new and more mature products, as well as across product generations. The Company's manufacturing services range from providing just-in-time delivery on low to medium volume turnkey and consignment projects and projects that require more value-added services, to servicing OEMs that require price-sensitive, higher volume production. In order for the Company to continue to develop long-term business partnerships with leading OEMs in the electronics industry, the Company will be required to continue to increase staffing and other expenses, as well as its expenditures on capital equipment and leasehold improvements. The Company's customers generally do not commit to firm production schedules for more than one quarter. Should the Company increase its expenditures in anticipation of a future level of sales which does not materialize, its profitability would be adversely affected. On occasion, customers may require rapid increases in production which can place an excessive burden on the Company's resources. In order to maintain its sales growth and profitability, the Company will be required to continue managing its assets efficiently.

         Turnkey Capabilities. Another element of EMSG's strategy is to provide a complete range of manufacturing management and value-added services, including materials management, board design, concurrent engineering, assembly of printed circuit boards and other electronic assemblies, assembly and test of electro-mechanical products and subassemblies, test engineering, software manufacturing, accessory packaging and post-manufacturing services. The Company believes that as manufacturing technologies become more complex and as product life-cycles shorten, OEMs will increasingly contract for manufacturing on a turnkey basis as they seek to reduce their time to market and capital asset and inventory costs. A substantial portion of the Company's revenue is from its turnkey business. The Company believes that the ability to manage and support turnkey projects is a critical success factor and a significant barrier to entry for the market it serves. In addition, the Company believes that due to the difficulty and long lead-time required to change manufacturers, turnkey projects generally increase an OEM's dependence on its EMS firm, resulting in greater stability of the Company's customer base and in closer working relationships. The Company has been successful in establishing sole source positions with many of its customers for certain of their products.

         Manufacturing Process Technology. The Company intends to continue to offer its customers manufacturing process technologies, including surface mount technology ("SMT") assembly and testing and emerging interconnect technologies. The Company is developing SMT expertise including advanced, vision-based component placement equipment. The Company believes that the cost of SMT assembly facilities and the technical capability required to operate a high-yield SMT operation are significant competitive factors in the market for electronic assembly. Further, the Company believes that providing completed products and electro-mechanical subassembly manufacturing provides significant differentiation in the markets it serves. The Company intends to continue to invest in developing these and other process capabilities.


MANUFACTURING

EMSG's Approach

         In order to successfully implement these management techniques, EMSG has begun developing the ability to timely collect and utilize internal data and a computer based information system. The Company believes these capabilities are critical to a successful assembly operation and represents a significant competitive factor, especially in turnkey projects. To manage this data, the Company uses PC based computer systems for material resource planning, shop floor control, work-in-process tracking, and other business functions.

         In implementing its manufacturing approach, the Company emphasizes timely delivery and accurate, up-to-date documentation for each product. The Company develops an appropriate production process and a set of manufacturing process instructions, inspection plans and a quality assurance plan. In the case of turnkey orders, the Company analyzes each customer's materials specifications to identify the suppliers from whom to purchase the materials. The Company then plans and executes purchase orders and receives, inspects and warehouses components, expedites critical components and delivers a set of components to the production floor for assembly in sufficient time to meet customer requirements.

         Responsiveness to customers, particularly as to engineering changes once manufacturing has commenced, is an important component of EMSG's manufacturing approach. Some products manufactured by the Company are in the early stages of their product life cycle and therefore may have many design or engineering changes. Upon receiving an engineering change notice, the Company identifies the impact of such changes on the production process, current inventory and open purchase orders. To support a continuous production flow while minimizing excess and obsolete inventory costs for the customer, the Company restructures bills of material and expedites orders for new components, as authorized. The Company also identifies and makes changes to its manufacturing instructions and test plans. In order to assure prompt customer response, the Company assigns each project a program manager. EMSG maintains regular contact with its customers to assure adequate information exchange, document control and activities coordination necessary to support a high level of quality and on-time delivery.

ELECTRONIC ASSEMBLY AND OTHER SERVICES

         EMSG's assembly activities consist primarily of the placement and attachment of electronic and mechanical components on printed circuit boards, assembly of populated printed circuit cards into subassemblies or finished products, electro-mechanical and chassis assembly, and miscellaneous support operations including cable and harness assembly. The Company routinely assembles higher-level sub-systems and systems incorporating printed circuit boards and complex electromechanical components, in some cases manufacturing and packaging products for shipment directly to the customer's distribution point. In addition, EMSG provides other manufacturing services including refurbishment and warranty repairs. EMSG manufactures on a turnkey basis with EMSG directly procuring some or all of the components necessary for production, and on a consignment basis, where the OEM customer supplies all components for assembly.

         In conjunction with its assembly activities, EMSG also provides computer-aided testing of printed circuit boards, sub-systems and systems, which contributes significantly to the Company's ability to deliver high quality products on a consistent basis. The Company has developed specific strategies and routines to test board and system level assemblies. In-circuit tests verify that all components have been properly inserted and that the electrical circuits are complete. Functional tests determine if the board or system assembly is performing to customer specifications. The Company either designs and procures test fixtures and develops its own test software or utilizes the customer's existing test fixtures and test software.

         EMSG provides turnkey manufacturing management to meet its customers' requirements, including procurement and materials management and consultation on product design and manufacturability. Individual customers may select various services from among the Company's full range of turnkey capabilities.

         Procurement and materials management consists of the planning, purchasing, expediting, warehousing, preparing and financing of the components and materials required to assemble a printed circuit board or electronic system. OEMs have increasingly utilized EMS firms to purchase all or some components directly from component manufacturers or distributors and to finance and warehouse the components.

         The Company also assists its customers in evaluating product designs for manufacturability. EMSG evaluates the specific design for ease and quality of manufacture and, when appropriate, recommends design changes to reduce manufacturing costs or lead times or to increase the quality of finished assemblies.

SALES AND MARKETING

         Sales and marketing at EMSG is an integrated process involving customer service, program managers, operating management, direct salesmen, manufacturers representatives, and the Company's senior executives. The Company's sales resources are directed at multiple management and staff levels within targeted accounts. The Company also receives unsolicited inquiries resulting from advertising and public relations activities, as well as referrals from current customers. These opportunities are evaluated against the Company's customer selection criteria and are assigned to the appropriate staff. Historically, the Company has had substantial recurring sales from existing customers.


BACKLOG

         Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. As of December 6, 1996, EMSG's backlog was approximately $762,943. EMSG Systems Division, Inc.'s backlog was a similar amount on the same date in 1995. Because customers may cancel or reschedule deliveries and because certain customers have product demands that are forecast driven vs firm order driven, backlog is not a meaningful indicator of future financial results.



COMPETITION

         The electronic assembly and manufacturing industry is comprised of a large number of companies, many of which have achieved substantial market share. The Company also faces competition from current and prospective customers which evaluate EMSG's capabilities against the merits of manufacturing products internally. EMSG competes with different companies depending on the type of service or geographic area. Many of the Company's competitors have broader geographic breadth. They also may have greater manufacturing, financial, research and development and marketing resources than the Company. The Company believes that the primary basis of competition in its targeted markets is manufacturing technology, quality, responsiveness, the provision of value-added services, financial strength and price. To remain competitive, the Company must continue to provide technologically current manufacturing services, maintain quality levels and achieve ISO 9002 certification, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. The Company currently may be at a competitive disadvantage as to price when compared to manufacturers with lower cost structures and greater purchasing leverage, particularly with respect to manufacturers with established facilities where labor costs are lower.

EMPLOYEES

         As of December 6, 1996, the Company employed 33 persons; 31 full-time and 2 part-time.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company maintains its corporate offices and manufacturing facilities at 6638 Old Wake Forest Road, Raleigh, North Carolina 27616 which it leases from K.D. Kennedy, Jr. The current lease expires in October of 1997. The rent is approximately $8,100 per month for 21,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceeding, other than routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At a special meeting of the shareholders of the Company held on July 29, 1996, the shareholders of the Company (i) approved the transactions contemplated by the Agreement and Plan of Merger, dated as of March 1, 1996 (the "Merger Agreement"), among the Company, JANC and Kenmar, (ii) elected Kenneth H. Marks, Craig McNab, Alan G. Finkel, Kenneth L. Marks and Ray Steckenrider as directors of the Company for a term of one year, (iii) approved an amendment to the Company's Certificate of Incorporation to change the name of the Company from J.A. Industries, Inc. to Electronics Manufacturing Services Group, Inc. and
(iv) approved a one for four reverse split of the Company's Common Stock, all as described more fully in the Company's Notice of Special Meeting and Proxy Statement as filed with the Securities and Exchange Commission on July 10, 1996 and mailed to shareholders on the same day. None of the Company's directors who were in office prior to the special meeting were nominated for, or elected to serve, an additional term in office. The votes were as follows:

Agreement and Plan of Merger:       8,721,743  FOR, 340 AGAINST,    0 ABSTAINED.
Election of Directors:              8,722,203  FOR,    0 AGAINST,   0 ABSTAINED.
Amendment of the Certificate of Incorporation:
                                    8,721,643  FOR, 340 AGAINST,  100 ABSTAINED.
1:4 Stock Split:                    8,718,477  FOR,   6 AGAINST, 3,600 ABSTAINED

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
 .
         The principal market in which the Company's common stock is traded is in the over-the-counter market (NASDAQ Bulletin Board Symbol: EMSG). The Company's initial blank check / blind pool public offering closed March 21, 1988 and there was very minimal and sporadic trading until September 1992. On December 12, 1994, the Company filed form 10SB/A, General Form for Registration of Securities of Small Business issuers, thereby becoming a reporting company under the Securities Exchange Act of 1934. The following chart sets forth the range of high and low bid prices, adjusted for the reverse stock split that took place on July 30, 1996, for the Company's Common Stock in the over-the-counter market for the previous two years.

Period                                                      High          Low

Quarter ended August 31 1996.............................  3.125         2.250
Quarter ended May 31, 1996 ..............................  3.000         1.500
Quarter ended February 29, 1996..........................  1.625         2.375
Quarter ended November 30, 1995..........................  4.250         1.000
Quarter ended August 31, 1995 ...........................  5.000         4.000
Quarter ended May 31, 1995 ..............................  4.750         4.000
Quarter ended February 28, 1995..........................  7.750         4.000
Quarter ended November 30, 1994..........................  7.500         6.000

         Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         The approximate number of record holders of the Company's Common Stock as of August 31, 1996 was 300 inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

         The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

         EMSG provides manufacturing services to original equipment manufacturers (`OEM's') in the electronics industry, including producers of telecommunication and data communication equipment, industrial controls, computers & peripherals and instrumentation. Primary services include materials procurement, printed circuit card and chassis assembly, and testing. EMSG currently has approximately 15 customers, 5 of which accounted for 80% of its sales for the twelve months ending August 31, 1996. Following the loss of its largest customer in 1995, the Company conducted its operations in 42,000 square feet of flex space with 85 employees. Since such loss, steps have been taken to size the operations to more closely match the revenue without losing the key employees and skills required to regrow the business. This has caused the Company to incur losses from operations for fiscal 1996. The Company currently operates one facility in Raleigh, North Carolina with approximately 33 employees in 21,000 square feet of flex space. Operations are near 30% of capacity with one shift active.

         Operating results are generally affected by a number of factors, including the relative mix of higher volume/lower margin business and lower volume/higher margin business, price competition, raw material costs, labor efficiencies, the degree of automation that can be used in the assembly process and the efficiencies achieved by the Company in managing inventories and fixed assets. The amount of sales the Company derives from turnkey manufacturing in which it procures some or all of the components necessary for production, vs the amount of sales it derives from labor sales, directly effects the overall gross margin of the business. Inflation has not been a significant factor in the results of the Company's operations because the Company's price quotations for turnkey jobs are generally valid for thirty days and the Company typically reserves the right to pass on certain cost increases under its turnkey orders or contracts.

         The financial information and discussion below should be read in conjunction with the audited financial statements for the appropriate period and the notes attached thereto.

RESULTS OF OPERATIONS

          COMPARISON OF THE YEARS ENDED AUGUST 31, 1995 AND AUGUST 31, 1996 BASED ON THE AUDITED FINANCIAL STATEMENTS REFERENCED HEREIN

         The following table sets forth certain operating data as a percentage of net sales:


                                            Twelve Months Ending August 31, 1996
                                                       & August 31, 1995
                                                        1996    1995
                                                        ----    ----
Net sales ..........................................  100.0%    100.0%
Cost of goods sold .................................  102.9      89.2
                                                      -----     -----
Gross profit .......................................   (2.9)     10.8
Selling, general, and administrative ...............   36.9       7.9
Operating income ...................................  (39.8)      2.9
Interest & other expenses (net) ....................    (.7)     (1.7)
                                                      -----     -----
Income before income taxes .........................  (40.5)      1.2
Income taxes .......................................     --       --

Net income .........................................  (40.5)      1.2
Extraordinary item .................................   66.1       --
                                                       -----    -----
Net income after income taxes and extraordinary item   25.6       1.2
                                                       =====    =====

The factors affecting changes in the percentages shown in the foregoing table are discussed below.

         With eighty percent less order input than that of the prior period and a reduced infrastructure, EMSG continued operations with a core group of employees and an average base revenue of $217,800 per month. EMSG's financial performance more closely mirrors that of a new company with fixed overheads established to support higher levels of revenue than are currently attainable; however, without such overhead and infrastructure, EMSG would not be able to attract its targeted business.

NET SALES. Net sales are net of discounts and customer returns and are recognized upon shipment of an order to a customer. Net sales for 1996 were $2,613,590, $12,952,072 less than that of the same period in 1995 primarily due to a $12,605,000 decrease in shipments to EMSG's largest customer. Four new customers with approximately $1,000,000 of new orders were added in 1996.

GROSS PROFIT (LOSS). Gross Profit (loss) equals net sales less cost of goods sold, which consist of labor and material, manufacturing costs (primarily lease payments for, and depreciation of, manufacturing equipment and facilities) and other manufacturing costs. Gross profit was reduced $1,758,864 from 1995 to 1996 resulting primarily from the substantial drop in net sales. Material cost of sales were 11% lower, offsetting the effect of volume reduction. There were also offsetting cost reductions in direct labor of $638,000 and manufacturing overhead of $610,000. Operations were run at a loss, as planned, due to the fixed overhead expenses kept in place to regrow the business during 1996. Such overhead could not be fully absorbed by the level of sales during the twelve month period discussed.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (`SG&A') consist primarily of non-manufacturing salaries, sales commissions, and other general expenses. SG&A expense for 1996 was $269,622 less than that of 1995, resulting from $153,000 reduction in sales commissions and from $121,000 reduction in outside servies, partially offset by $5,000 increase in advertising and other expenses.

OPERATING INCOME (LOSS). Operating income (loss) is gross profit less SG&A. Loss from operations for 1996 prior to the addition of miscellaneous income was ($1,040,257) or $1,489,242 less than that of 1995. This is the result of substantial lower volume offset by margin mix and cost reductions as explained above.

INTEREST EXPENSE. Interest for 1996 of $60,732 was substantially reduced from $273,808 in 1995 as a result of EMSG's cash and cash equivalents position which has permitted operations without outside banking or any other lending sources.

INCOME TAX EXPENSE. The Company has not recorded an income tax provision at this time due to the tax loss carry forward from fiscal 1994. In addition, EMSG believes that it met the insolvency tests per section 108 of the Internal Revenue Code prior to the Settlements causing the income at that time to be exempt from taxation. If EMSG fails to pass the aforementioned insolvency test, the booking of a tax provision could adversely effect its net income and earnings per share for the period ending August 31, 1996.

EXTRAORDINARY: During the first quarter of fiscal 1996, the Company reached various settlements with its largest customer, which represented 80% of EMSG's ongoing order input at such time, and its suppliers for the cancellation and discontinuation of production of nearly fifty products and assemblies. As a part of the settlement, EMSG signed an agreement with its then largest customer that relieved EMSG of trade accounts payable to the customer and other suppliers of $1,121,151. The agreement provided the customer relief of trade payables to EMSG of $48,054. Further, suppliers to EMSG for materials and services used on behalf of its largest customer and related product lines relieved EMSG of $511,390 of accounts payable. Supplier settlements were essentially 50% of the amount owed with half of the 50% being paid in quarterly installments beginning January 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         EMSG's cash and cash equivalents decreased by $1,323,836 from August 31, 1995 through August 31, 1996. The Company used $1,287,378 in cash for its operations during the year.

         EMSG used $20,043 in cash in investing activities primarily for capital expenditures in new test equipment to support new customer programs. Payments were made to reduce long-term debt during 1996 as well as the three quarterly installments due per the settlements, as described above, in an approximate total amount of $120,000, starting on January 1, 1996. Dividends for the Class A Cumulative Preferred stock of EMSG Systems Division, Inc. ("ESD") a subsidiary of EMSG, were paid during 1996 for the quarters ending 11/30/95, 2/28/96 and 5/31/96 in the amount of $37,222.

         Effective August 31, 1996, shareholders of the Class A Cumulative Preferred Stocks of ESD tendered 9,376 shares, out of the total 9,926 outstanding, in exchange for 267,873 shares (at the exhange ratio of 28.57 to 1) of EMSG Class A Cumulative Convertible Preferred Stock. In addition, EMSG paid each holder of ESD Preferred Stock who exchanged his or her shares of such stock, pusuant to the terms of the exchange offer, an amount equal to the accrued and unpaid dividends with respect to such shares. The total amount of $70,320 was paid in November 1996.

         The 550 shares of ESD Preferred Stock that were not tendered are shown in the 8/31/96 balance sheet at their face value plus accretion and dividends in arrears. The total amount is $44,054.

         Subsequent to August 31, 1996, the Company began discussions with numerous lenders to re-establish an appropriate credit facility. The Company anticipates the acquisition of new capital equipment during fiscal 1997 and plans to enter into lease agreements to finance such equipment. The Company is anticipating engagement of a regional investment bank to assist in capitalization and other customary investment banking services provided to a public company. In addition, the Company is in discussions with numerous equity investors to provide capital to support internal growth and acquisitions. There are no assurances that the Company will be successful in raising the required capital. Further, without the addition of new capital there can be no assurances that the Company can continue its operations or meet its business objectives.



COMPARISON OF YEARS ENDED AUGUST 31, 1994 AND AUGUST 31, 1995 BASED ON THE AUDITED FINANCIAL STATEMENTS REFERENCED HEREIN

         The follow table sets forth certain operating data as a percentage of net sales:

                                                    Year Ending August 31st
                                                   ------------------------
                                                       1995    1994
                                                       ----    ----
Net sales ........................................    100.0%  100.0%
Cost of goods sold ...............................     89.2    98.9
                                                       -----   -----
Gross profit .....................................     10.8     1.1
Selling, general, and administrative .............      7.9     6.4
Operating income .................................      2.9    (5.3)
Interest & other expenses (net) ..................     (1.7)   (1.0)
                                                       -----   -----
Income before income taxes .......................      1.2    (6.4)
Income taxes .....................................       --    (0.4)
Net income .......................................      1.2    (6.0)
                                                       =====   =====



         The factors affecting changes in the percentages shown in the foregoing table are discussed below.


NET SALES. Net sales are net of discounts and customer returns and are recognized upon shipment of an order to a customer. Net sales decreased $7,361,935 or 32% from $22,927,597 in 1994 to $15,565,662 in 1995 due to a decrease of $8,070,393 of our highest volume product line at that time, offset by other increases. Shipments to EMSG's largest customer accounted for approximately 81% of sales in 1995 and approximately 65% of sales during 1994.

GROSS PROFIT. Gross Profit equals net sales less cost of goods sold, which consist of labor and material, manufacturing costs (primarily lease payments for, and depreciation of, manufacturing equipment and facilities) and other manufacturing costs. Gross profit increased in 1995 to $1,682,572 from $242,429 in 1994 as the Company consolidated its operations from two facilities into one and focused on its strategic customers and their key products. The negative effect of the $7,361,935 volume drop was offset by a better product mix and by reductions in direct labor of $193,393 and manufacturing expenses of $506,902. There were also non-recurring expenses related to the 1994 restructuring. In addition, EMSG reviewed its leashold improvements, machinery, equipment and computer hardware and software for impairment as a result of it ceasing to do business with its major customer. EMSG estimated future cash flows and compared it with the net asset value of the related assets. This analysis resulted in a writedown of approximately $180,000 which is included as part of cost of goods sold in the income statement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (`SG&A') consist primarily of non-manufacturing salaries, sales commissions, and other general expenses. SG&A expense were reduced from $1,466,289 in 1994 to $1,223,587 in 1995 as the above mentioned consolidation was effected. Changes made included a reduction of sales and marketing expenses of $148,000, mostly sales commissions of $136,000, and other reductions of administrative expenses of $35,000. There were also non-recurring restructuring expenses in 1994 of approximately $60,000.

OPERATING INCOME. Operating income is gross profit less SG&A. Operating income increased from a loss of $1,223,860 in 1994 to $448,985 in 1995 as the Company eliminated the above mentioned product lines and consolidated its operations.

INTEREST & OTHER INCOME. The interest & other income for 1995 increased slightly from $233,795 in 1994 to $267,487 due mainly to the increased cost of capital from its lenders.

INCOME TAX EXPENSE. The Company did not book an income tax provision due to the tax loss carry forward from fiscal 1994.

ITEM 7.           FINANCIAL STATEMENTS.









                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                  Consolidated Financial Statements
                  August 31, 1996 and 1995
                  (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Electronic Manufacturing Services Group, Inc.:


We have audited the accompanying consolidated balance sheets of Electronic Manufacturing Services Group, Inc. and subsidiaries as of August 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Manufacturing Services Group, Inc. and subsidiaries as of August 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                 KPMG Peat Marwick LLP
October 3, 1996
Raleigh, North Carolina

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                           Consolidated Balance Sheets

                            August 31, 1996 and 1995


                Assets                                       1996       1995
Current assets
     Cash and cash equivalents                              $308,794  1,632,630
     Accounts receivable - trade, net of allowance
       for doubtful accounts of $5,500 in 1996
       and 1995, respectively                                302,021    273,062
     Accounts receivable - other (note 14)                    17,287     19,132
     Inventories (note 4)                                     73,066    331,540
     Prepaid expenses and other current assets                60,910     87,146
                                                           ---------    -------

Total current assets                                         762,078  2,343,510
                                                           ---------  ---------

Property and equipment, net (notes 5, 7 and 8)               564,208    590,307
                                                           ---------   --------

Other assets:
     Note receivable from officer (note 14)                  100,000         -
     Deposits and other assets                                14,136     38,398
     Cost in excess of net assets of acquired business,
       net of accumulated amortization of $240,037,
       and $220,537 in 1996 and 1995, respectively (note 6)   78,000     97,500
                                                           ---------    -------

Total other assets                                           192,136    135,898
                                                           ---------   --------


                                                          $1,518,422  3,069,715
                                                           =========  =========

See accompanying notes to consolidated financial statements.

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                            August 31, 1996 and 1995





Liabilities and Stockholders' Equity (Deficit)                                       1996        1995
-----------------------------------------------                                      ----        ----

Current liabilities:
     Current maturities of long-term debt (notes 7 and 14)                         56,628      22,359
     Current obligations under capital leases (note 8)                             77,551      35,203
     Accounts payable, trade                                                      313,362   2,206,535
     Other accrued liabilities                                                     69,555     425,956
     Preferred dividend payable (note 10)                                          70,320          -
     Accrued bonus (note 14)                                                       20,822          -
                                                                                  -------         --

Total current liabilities                                                         608,236   2,690,053
                                                                                 --------   ---------

Long-term debt, less current maturities (notes 7 and 14)                          486,753     560,021
                                                                                 --------    --------

Long-term obligations under capital leases (note 8)                               110,085      76,172
                                                                                 --------     -------

Class A cumulative preferred stock, $50 par value; with a preference in liquidation over the holders of common stock of $50 plus accrued dividends;
   authorized 30,000 shares, 550 and 9,926 shares,
   issued and outstanding in 1996 and 1995, respectively (note 10)                 44,054     729,844
                                                                                  -------    --------

Stockholders' equity (deficit) (notes 10, 11 and 14):
     Class A, preferred stock cumulative and convertible
       $.01 par value; authorized 350,000 shares; 267,873
       issued at August 31, 1996                                                    2,679        -
     Common stock, $0.0025 and $1 par value at August 31,
       1996 and 1995, respectively; authorized 20,000,000
       shares, 5,527,452 and 64,714 shares  issued
       and outstanding in 1996 and 1995, respectively                              13,819      64,714
     Additional paid-in capital                                                 1,008,529      99,667
     Retained deficit                                                            (755,735) (1,150,756)
                                                                                ---------   ---------

Total stockholders' equity (deficit)                                              269,292    (986,375)
                                                                                ---------   ---------
Commitments (notes 8 and 9)

                                                                              $ 1,518,422    3,069,715
                                                                                =========    =========



See accompanying notes to consolidated financial statements.

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                      Consolidated Statements of Operations

                      Years ended August 31, 1996 and 1995





                                                                      1996             1995

Sales                                                             $ 2,613,590     15,565,662
Cost of goods sold (note 5)                                         2,689,882     13,883,090
                                                                  -----------    -----------
    Gross profit (loss)                                               (76,292)     1,682,572
                                                                  -----------    -----------

General, selling and administrative expenses                          963,965      1,233,587
                                                                  -----------    -----------

   Operating income (loss)                                         (1,040,257)       448,985
                                                                  -----------    -----------

Other income (expenses):
     Interest income                                                   42,030          6,321
     Interest expense                                                 (60,732)      (273,808)
                                                                  -----------    -----------
Other expense, net                                                    (18,702)      (267,487)
                                                                  -----------    -----------

Income (loss) before income taxes and
extraordinary item                                                 (1,058,959)       181,498

 Income taxes (note 12)                                                  --             --
                                                                  -----------    -----------

Income (loss) before extraordinary item                            (1,058,959)      181,498

Extraordinary item (note 16)                                        1,728,552           --
                                                                  -----------    -----------

Net income after income taxes and
extraordinary item                                                    669,593        181,498

Accretion of preferred stock                                          (58,570)       (54,006)

Dividends on preferred stock (note 10)                                (37,222)       (49,630)
                                                                  -----------    -----------

Net income applicable to common shareholders                      $   573,801         77,862
                                                                  ===========    ===========

Weighted average number of shares                                   2,994,037      2,647,340
                                                                  ===========    ===========


Earnings per common share and common share equivalent (note 15)

   Income (loss) before extraordinary item                        $     (0.38)          0.03
   Extraordinary item                                                    0.57           --
                                                                  -----------    -----------
   Net income                                                     $      0.19           0.03
                                                                  ===========    ===========


See accompanying notes to consolidated financial statements.

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

            Consolidated Statements of Stockholders' Equity (Deficit)

                      Years ended August 31, 1996 and 1995




                                            Class A                                            Additional                Total
                                         Preferred Stock   Common Stock       Treasury Stock      paid-in Retained   stockholders'
                                       Shares     Amount   Shares   Amount    Shares   Amount    capital  deficit   equity (deficit)
                                       ------     ------   ------   ------    ------   ------    -------  -------   ----------------

Balance at August 31, 1994                   -    $   -     58,197  $ 58,197     -     $   -     203,303 (1,332,254)   (1,070,754)
Issuance of common stock for cash,
net of $16,862 issuance costs                -        -      6,517     6,517     -         -          -          -              -
Accretion of preferred stock                 -        -         -         -      -         -     (54,006)        -        (54,006)
Undeclared dividends on preferred stock      -        -         -         -      -         -     (49,630)        -        (49,630)
Net income                                   -        -         -         -      -         -          -     181,498       181,498
                                            ---      ---       ---       ---    ---       ---        ---   --------      --------
Balance at August 31, 1995                   -        -     64,714    64,714     -         -      99,667 (1,150,756)     (986,375)
Preferred dividends paid (note 10)           -        -         -         -      -         -          -     (37,222)      (37,222)
Accretion of preferred stock                 -        -         -         -      -         -     (58,570)      -          (58,570)
Purchase of treasury stock                   -        -         -         -     250      (625)        -        -             (625)
Net income                                   -        -         -         -      -         -          -     669,593       669,593
Organization costs (note 1)                  -        -         -         -      -         -          -    (237,350)     (237,350)
Recapitalization (note 1)                    -        -  5,462,738   (50,895)  (250)      625    296,071        -         245,801
Conversion of preferred stock (note 10) 267,873    2,679        -         -      -         -     671,361         -        674,040
                                        -------    -----       ---     -----    ---       --- ----------        ---      --------
Balance at August 31, 1996              267,873 $  2,679 5,527,452  $ 13,819     -      $  -   1,008,529   (755,735)      269,292
                                        =======    ===== =========    ======    ===        ==  =========  =========    ==========

See accompanying notes to consolidated financial statements.

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.


                      Consolidated Statements of Cash Flows

                      Years ended August 31, 1996 and 1995



                                                                                 1996           1995

Cash flow from operating activities:
     Net income (loss) after income taxes and after extraordinary item    $   669,593        181,498
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
         Extraordinary item                                                (1,728,552)          --
         Depreciation and amortization                                        254,122        422,787
         Loss on write off of property and equipment                             --          209,733
         Changes in operating assets and liabilities:
            Decrease (increase) in accounts receivable                        (28,959)     1,866,059
            Decrease in inventories                                           258,474      1,045,752
            Decrease in recoverable income taxes                                 --          103,208
            Decrease (increase) in prepaid expenses
                  and other current assets                                     26,236        (75,665)
            Decrease (increase) in accounts receivable, other                   1,845         (9,125)
            Decrease in deposits and other assets                              24,262        124,822
            Decrease in accounts payable, trade                              (428,820)      (747,898)
            Increase in accrued bonus                                          20,822           --
            Increase (decrease) in other accrued liabilities                 (356,401)       271,248
                                                                          -----------    -----------
                    Net cash provided by (used in) operating activities    (1,287,378)     3,392,419
                                                                          -----------    -----------

Cash flow from investing activities:
     Capital expenditures                                                     (20,043)       (24,213)
     Issuance of note receivable from officer                                (100,000)          --
                                                                          -----------    -----------
                    Net cash used in investing activities                    (120,043)       (24,213)
                                                                          -----------    -----------

Cash flow from financing activities:
     Acquisition of business                                                  510,000           --
     Organization costs                                                      (237,350)          --
     Purchase of treasury stock                                                  (625)          --
     Proceeds from issuance of common stock                                      --            6,517
     Net borrowings (repayment) on line of credit                                --       (1,396,953)
     Proceeds from issuance of note payable                                      --          350,122
     Principal payments on note payable                                          --         (350,122)
     Principal payments on long-term debt                                     (38,999)      (367,896)
     Principal payments on capital lease obligations                         (112,219)       (51,722)
     Dividends paid                                                           (37,222)          --
                                                                          -----------    -----------
                   Net cash provided by (used in) financing activities         83,585     (1,810,054)
                                                                          -----------    -----------

                   Net increase (decrease) in cash and
                       cash equivalents                                    (1,323,836)     1,558,152

Cash and cash equivalents:
     Beginning of year                                                      1,632,630         74,478
                                                                          -----------    -----------

     End of year                                                          $   308,794      1,632,630
                                                                          ===========    ===========

                                                                    (Continued)

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                      Years ended August 31, 1996 and 1995



                                                                                                 1996            1995

Supplemental disclosure of cash flow information:
Cash paid during year for:
       Interest                                                                              $    28,605        352,765
                                                                                                 =======        =======

       Income taxes                                                                               $   -              -
                                                                                                     ===            ==

       Acquisition of business:
         Cash                                                                                 $  510,000             -
         Payables                                                                               (264,199)            -
                                                                                                 -------            --
         Fair value of assets acquired                                                        $  245,801             -
                                                                                                 =======            ==


Supplemental schedule of non-cash investing and financing activities:

     During 1996 the Company entered into capital lease obligations totalling
       $188,480. The Company did not enter into any capital leases in 1995.

     During 1996 the Company entered into agreements with its major supplies and largest customer which resulted in a noncash gain which is disclosed as an extraordinary item (see note 17).

     During 1996 the Company offered to exchange Class A convertible preferred stock for all of the Class A preferred stock (see note 11).




See accompanying notes to consolidated financial statements.

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                   Notes to Consolidated Financial Statements

                            August 31, 1996 and 1995


(1)               Description of Business

   Electronic Manufacturing Services Group, Inc. (the "Company") is an independent provider of customized manufacturing services to electronics original equipment manufacturers, including producers of telecommunications and data communications equipment, industrial controls, computers and peripherals, medical devices and instrumentation. The Company provides a wide variety of pre-manufacturing, manufacturing and post-manufacturing services.

   The Company, as currently organized, was formed by the July 30, 1996 merger of J.A. Industries of North Carolina, Inc., a wholly-owned subsidiary of J.A. Industries, Inc. ("JA"), with and into Kenmar Business Groups, Inc. ("Kenmar"), with Kenmar surviving the merger and continuing its existence as a wholly-owned subsidiary of JA. Simultaneous with the merger, each share of the common stock of Kenmar was converted into the right to receive 42.06 shares of the common stock of JA, with the result that the former shareholders of Kenmar acquired approximately 50% of the issued and oustanding common stock of JA.

   Prior to the merger, JA, a company subject to the reporting requirements of the Securities Exchange Act of 1934, had divested itself of all business operations so that upon completion of the merger, the operations of JA consisted solely of the operations of its subsidiary, Kenmar.

   The merger represented a reverse acquisition whereby Kenmar was the acquirer of JA, as Kenmar management manages the combined entity, and its former stockholders have initial control over the election of the board of directors. The transaction was recorded as a recapitalization of Kenmar under the purchase accounting rules.

   Concurrent with the merger, JA changed its name to Electronic Manufacturing Services Group, Inc., and Kenmar changed its name to EMSG Systems Division, Inc.

(2) Concentration of Credit Risk and Major Customer
    -----------------------------------------------

   During 1995, Kenmar manufactured more than fifty different products and repaired and refurbished over one hundred different products for its largest customer, which is comprised of five different operating locations and two subsidiaries. Accounts receivable from this customer accounted for approximately 19% of accounts receivable-trade at August 31, 1995. Kenmar's sales to this customer during 1995 comprised 81% of the Kenmar's total sales. During the fourth quarter of 1995, Kenmar ceased doing business with this customer. (See note 17). Accordingly, Kenmar took various steps to restructure the business to be commensurate with the reduction in volume.

   During the year ended August 31, 1996 the Company had approximately 15 customers, 5 of which accounted for 80% of its sales.

(3)               Summary of Significant Accounting Policies

   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and Test Services, Inc. ("TSI") and EMSG Systems Division, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

   Cash and Cash Equivalents

   Cash and cash equivalents include cash on hand, amounts on deposit with banks and all highly liquid investments with a maturity of 90 days or less when purchased.

   Inventories

   Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. A provision is made for obsolete and slow moving inventory.

   Property and Equipment

   Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of the minimum lease payments at the inception of the lease. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. Equipment held under capital leases are amortized on a straight-line basis over the lesser of the lease term or estimated useful life of the asset. Maintenance and repairs are charged to expense as incurred. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in operations.

   Accounts Receivable

   The Company performs ongoing credit evaluations of its trade receivables and generally does not require collateral. An allowance is provided for estimated uncollectible accounts.

   Revenue Recognition

   The Company recognizes revenue upon shipment of products to customers.

   Cost in Excess of Net Assets of Acquired Business

   The excess cost of net assets of acquired business relates principally to the value assigned to customer relationships and is being amortized over its estimated useful life by the straight-line method.

   The Company evaluates, when circumstances warrant, the recoverability of the cost in excess of net assets of acquired businesses by comparing the sum of the undiscounted projected future cash flows attributable to each customer to the carrying value of the related asset. Projected cash flows are estimated for a period approximating the remaining lives of the Company's long-lived assets.

   As a result of such evaluation the Company recorded a writedown of $160,000 during the year ended August 31, 1995.

   Income Taxes

   The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes", effective September 1, 1993. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Due to the Company's operating loss carryforwards, management has determined that a valuation allowance equal to the amount of net deferred tax assets is required.

   Earnings Per Share

   Earnings per share are based upon the weighted average number of common and common equivalent shares outstanding during the period.

   Impairment of Long-Lived Assets

   During the year ended August 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Statement 121 requires the Company to determine whether recognition of an impairment loss is required and, if so, to measure the impairment. If the sum of the expected future cash flows, undiscounted and without interest costs, is less than the asset's carrying amount, an impairment loss is recognized. Any impairment loss recognized upon adoption for assets to be held and used is recorded in continuing operations.

   Recent Accounting Pronouncements
   In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation. SFAS 123 is effective for fiscal years beginning after December 15, 1995, and requires that stock options either be accounted for using a fair value method, or that proforma disclosures of net income and earnings per share by provided as if the fair value method had been applied. The Company intends to continue to use the intrinsic value method as prescribed by Opinion 25 and will include a second presentation of the Company's results of operations in addition to the amount presented on the face of the income statement in future financial statements.

   In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(4) Inventories

   Inventories consist of:
                                                           1996      1995
                                                           ----      ----

         Raw materials                                  $  35,446    193,649
         Work-in-progress                                  27,649    111,330
         Finished goods                                     9,971     26,561
                                                           ------    -------
                                                        $  73,066    331,540
                                                           ======    =======
(5) Property and Equipment

   Property and equipment consist of the following:
                                                         1996          1995
                                                         ----          ----

   Leasehold improvements                           $     164,912    164,912
   Machinery and equipment                                833,462    672,538
   Computer hardware and software                         389,985    343,578
   Furniture and fixtures                                  93,207     92,015
   Vehicles                                                 9,182      9,182
                                                           ------     ------
         Total                                          1,490,748  1,282,225

   Less accumulated depreciation and amortization         926,540    691,918
                                                         --------   --------

   Property and equipment, net                        $   564,208    590,307
                                                         ========    =======

   Depreciation expense was $234,622 and $247,787 in 1996 and 1995, respectively.

   The Company reviewed its leasehold improvements, machinery and equipment and computer hardware and software for impairment as a result of the Company ceasing to do business with its major customer (see notes 2 and 16). The Company estimated future cash flows and compared it with the net asset value of the related assets. This analysis resulted in a writedown of approximately $180,000 during the year ended August 31, 1995 which is included as part of cost of goods sold in the consolidated statements of operations.

(6) Acquisition

   On October 15, 1992 the Company purchased all of the outstanding stock of TSI, a manufacturer of electronic printed circuit board assemblies for original equipment manufacturers, for a purchase price of approximately $750,000 consisting of $7,500 cash and three subordinated promissory notes totaling $742,500. The promissory notes are being paid in equal monthly installments over ten years and bear a fixed interest rate of 8%.

   The acquisition has been accounted for using the purchase method of accounting. The following table presents the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed:

         Assets acquired             $ 966,145
         Liabilities assumed           216,145
                                       -------

         Purchase price              $ 750,000
                                       =======

   As a result of the TSI acquisition, the principal stockholder and chief executive of TSI entered into a ten year non-compete agreement in return for a monthly payment of $3,000 for ten years ending October 15, 2002. Cash payments under the agreement were $36,000 and $72,000 in 1996 and 1995, respectively. Cash payments in 1995 relate to years ended August 31, 1995 and 1996. Cash payments in 1996 relates to year ended August 31, 1997.

(7) Long-Term Debt

   Long-term debt consists of the following:

                                                          1996         1995
   Subordinated promissory notes payable in monthly
     installments of $9,009, including interest at 8%,
     through October 2002                              $ 508,216     524,855
   Uncollateralized note payable to stockholder
     repayable with interest at 8% in 59 monthly
     installments of $610 and a balloon payment
     of $30,083 on October 15, 1997                       35,165      39,482
   Note payable secured by equipment repayable
     in monthly installments of $2,435 including
     interest at 16.85% through April 1996                    -       18,043
                                                             ---     -------
                                                         543,381     582,380
   Less current maturities                                56,628      22,359
                                                         -------     -------
                                                      $  486,753     560,021
                                                         =======     =======

   Principal maturities of debt at August 31, 1996 are as follows:

         Year ending August 31,
           1997                        $    56,628
           1998                            104,776
           1999                             80,452
           2000                             87,130
           2001                             94,361
           Thereafter                      120,034
                                           -------
           Total long-term debt         $  543,381
                                           =======

(8) Obligations Under Capital Leases

   The Company leases equipment under capital leases which expire on various dates through 1999. Included in property and equipment are the following amounts applicable to these leases:

                                                      1996           1995
                                                      ----           ----

         Machinery and equipment                    $  365,662      200,066
         Less accumulated amortization                  88,011       59,043
                                                       -------      -------
                                                    $  277,651      141,023
                                                       =======      =======

   The following is a schedule by years of future minimum lease payments under capital leases as of August 31, 1996:

         Year ending August 31
         1997                                             $    97,924
         1998                                                  88,479
         1999                                                  34,444
                                                              -------
         Total minimum lease payments                         220,847
         Less amounts representing interest                   (33,211)
                                                             --------
         Present value of future minimum lease payments       187,636
         Less current maturities                              (77,551)
                                                             --------
                                                           $  110,085
                                                             ========
(9) Commitments

   The Company leases certain office and production space, machinery and equipment under noncancellable operating leases expiring at various dates through 1998. During the years ended August 31, 1996 and 1995, the Company incurred rental expenses of $107,995 and $214,505, respectively, under these leases.

   Future minimum lease payments under the terms of the above leases are as follows:

                                    1997                        100,128
                                    1998                          3,468
                                    1999                          3,468
                                    2000                          3,468
                                    2001                          3,468
                                    Thereafter                      867
                                                                   ----
                                                             $  114,867
                                                                =======
(10) Preferred Stock

   The Class A cumulative preferred stock ("Class A preferred stock") is entitled to a 10% cumulative dividend payable quarterly, subject to the provisions of North Carolina law. Each share of Class A preferred stock may be called or put at any time after five years from the date of issuance at a rate of one and one-half times the issue price. Cumulative unpaid dividends are $73,008 and $73,008 as of August 31, 1996 and 1995, respectively. Current year dividends of $37,222 and $-0- were paid to the Class A preferred stockholders in 1996 and 1995, respectively. The Company paid dividends of $70,320 in November 1996 and these are included in current liabilities.

   Upon liquidation, the Class A preferredstock shares have preference over holders of common stock in an amount equal to the issue price ($50 per share) plus cumulative dividends in arrears.

   The Company offered to exchange Class A convertible prefered stock, $.01 par value ("EMSG Preferred Stock") for all of the Class A preferred stock at an exchange rate of 28.57 shares of EMSG preferred stock for each share of Class A preferred stock. In addition the Company promised to pay each holder of Class A preferred stock who exchanged their shares pursuant to this offer which expired on August 31, 1996, an amount equal to the accrued and unpaid dividends with respect to such shares as of the time of the exchange. Holders of 9,376 shares of Class A preferred stock converted their shares pursuant to this offer.

   Dividends

   The holders of the EMSG preferred stock will be entitled to receive dividends at the rate of $.175 per share per annum. Such dividends shall be cumulative from the issue date and shall be payable in arrears, when and as declared by the board of directors on March 15, June 15, September 15 and December 15, of each year.

   Conversion Rights

   The holders of the EMSG preferred stock shall be convertible into common stock as follows:

   (a)   Option Conversion

   The holders of any shares shall have the right to convert any of such shares into fully paid and nonassessable unregistered shares of common stock at the conversion price in effect on the conversion date.

   (b)   Conversion Price

   Each share of Class A preferred stock shall be converted into a number of shares of common stock determined by dividing the sum of (a) the subscription price plus (b) any dividends on such shares of Class A preferred stock which such holder is entitled to receive, but has not yet received, by (ii) the conversion price in effect on the conversion date, and multiplying that quotient by one and one-half (1.5). The conversion price at which shares of common stock shall initially be issuable upon conversion of the shares of Class A preferred stock shall be one and 75/100 dollars ($1.75).

(11) Stock Option Plan

   The Company adopted a non-qualified stock option plan in 1996. As of August 31, 1996 there were 667,730 options outstanding and exercisable. Options run for 10 years from the grant date and entitle the holders to convert the options into 667,730 shares of common stock at prices ranging from $.06 to $2.25 per share. No options have been exercised as of August 31, 1996.

   The Company adopted a qualified stock option plan in 1993, under which 1,000,000 shares of common stock are authorized to be issued. The Company has outstanding options to purchase 419,000 shares at $2.25 per share which are excercisable at times and in increments as specified by the individual agreements. None of the options are exercisable at August 31, 1996.

(12) Income Taxes

   The components of net deferred tax assets and the net deferred tax liabilities as of August 31, 1996 and 1995 are as follows:

                                                           1996         1995
   Deferred tax assets:
     Net operating loss carryforward                 $  1,310,575       72,566
     Inventories, principally due to additional
       costs inventoried for tax purposes, pursuant
       to the Tax Reform Act of 1986 and inventory
       reserves                                            36,171       83,470
     Amortization of customer lists                        86,835       16,575
     Other accruals                                        13,815       32,107
     Property, plant and equipment, principally due
       to differences in depreciation and FAS 121
       writedowns                                              -       125,311
                                                              ---      -------
           Total gross deferred tax assets              1,447,396      330,029
     Valuation allowance                               (1,375,759)    (330,029)
                                                        ---------      -------
           Net deferred tax assets                     $   71,637           -
                                                          =======           =

   Deferred tax liabilities:
     Property, plant and equipment, principally due
       to differences in depreciation                      71,637           -
                                                          -------           -
           Total gross deferred tax liabilities          $ 71,637           -
                                                           ======           =


   The Company recorded a valuation allowance because of the Company's financial position, its lack of consistent earnings, possible limitations on the use of carryforwards, and the expiration dates of certain of the net operating loss carryforwards, give rise to uncertainty as to whether the deferred tax asset is reliable.

   The actual income tax expense for 1996 and 1995 differs from the "expected" amount (computed by applying the statutory federal income tax rate of 34% to the earnings before income taxes) as follows:



                                        1996                    1995
                                  ---------------------  ------------------
                                                % of                   % of
                                               pretax                 pretax
                                    Amount    earnings    Amount     earnings

   Computed "expected tax expense"$  227,661    34.0%    $  61,709    34.0%
   Change in valuation allowance    (227,661)  (34.0)      (61,709)  (34.0)
                                     -------    ----        ------    ----
       Income tax expense             $   -        - %      $   -        - %
                                         ===      ===          ===      ===

   At August 31, 1996, the Company has net operating loss carryforwards of approximately $3,797,000. The net operating loss carryforwards expire in various amounts from 2009 through 2011. Additionally, the Company has net operating loss carryforwards of approximately $384,860 for state income tax purposes which expire between 1999 and 2001.

   The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforards in the case of significant changes in ownership interests. Therefore, the Company's net operating loss caryforwards are limited. Consequently, if the Company has taxable income which exceeds the permissible yearly net operating loss carryforwards, the Company would incur a federal income tax liability even though net operating loss carryforwards would be available in future years.

(13) Employee Benefit Plans

   The Company has a 401(k) defined contribution plan (the "Plan") covering substantially all full-time employees who meet certain age and length of service requirements. Participants are eligible to contribute up to 15% of their annual compensation, not to exceed legal limits. The Company does not make contributions to the Plan. Participants vest immediately in their contributions .

(14) Related Party Transactions

   During October 1992, a member of the Board of Directors granted a ten year unsecured loan to the Company in the amount of $445,500. As of August 31, 1996 and 1995, the outstanding principal balance was approximately $305,000 and $315,000, respectively. Such amount is included in subordinated promissory notes (see note 8).

   During October 1992, the Company entered into a non-compete agreement with a former member of the Board of Directors (see note 6).

   During 1995, a Director, in conjunction with an unrelated party entered into an Agreement to lend the Company $350,122 on a 120 day Note, collateralized by all the Company's plant, equipment, furniture and fittings. The proceeds of the loan was used to repay approximately $105,000 of bank debt and for operational purposes. The loan carried an interest rate of 12%. Under the Agreement, the lenders purchased 6,380 shares of common stock, at a price of $1 per share (representing approximately 10% of the present outstanding common stock). The Company repaid this loan in 1995.

   In July 1996, an officer of the Company entered into an employment agreement with the Company which included a one year interest fee loan of $100,000, and an annual bonus based on net income before taxes.

   Accounts receivable - other included a note receivable from an officer of the Company of $12,372 and $10,866 in 1996 and 1995, respectively. The annual interest rate on this note is 8%.

(15) Net Income Per Common Share

   At August 31, 1996, there were 1,086,730 stock options outstanding.

   The net income per common share and common equivalent share are calculated by deducting dividends applicable to preferred shares from net income and dividing the result by the weighted average number of shares of common share and common share equivalents outstanding during each of the years. Presentation of fully diluted earnings per share is not presented as the effect is insignificant.

(16) Gain from Settlement of Debt

   On September 18, 1995, the Company signed an agreement with its largest customer (see note 2). The provisions of the agreement relieved the Company of trade accounts payable to the customer and other suppliers of $1,121,151. The agreement provided the customer relief of trade payables to the Company of $48,054 and required the customer to pay cash to the Company in the amount of $250,000 in settlement of accounts receivable outstanding. This agreement also provided for the release of both parties from any claims that might arise from past business relations or transactions. The Company incurred expenses of $105,935 in relation to these agreements.

   Subsequent to August 31, 1995 the Company entered into negotiations with its major suppliers. These negotiations have resulted in the suppliers forgiving $511,390 of the accounts payable balance at August 31, 1995 in return for payment of 25% of the balance due with a further 25% due in four quarterly installments beginning January 1, 1996.

(17) Fair Value of Financial Instruments

   The estimated fair value of debt at August 31, 1996 was approximately $29,000 lower than the carrying value. The fair value of cash and cash equivalents, accounts receivable, note receivable from officer, accounts payable, other accrued liabilities and obligations under capital leases approximates their carrying value.

(18) Future Financing

   Subsequent to August 31, 1996, the Company began discussions with numerous lenders to re-establish an appropriate credit facility. The Company anticipates the acquisition of new capital equipment during fiscal 1997 and plans to enter into lease agreements to finance such equipment. The Company is anticipating engagement of a regional investment bank to assist in capitalization and other customary investment banking services provided to a public company. In addition, the Company is in discussions with numerous equity investors to provide capital to support internal growth and acquisitions. There are no assurances that the Company will be successful in raising the required capital. Further, without the addition of new capital there can be no assurances that the Company can continue its operations or meet its business objectives.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company appointed KPMG Peat Marwick LLP as independent auditors as reported in the Company's Current Report on Form 8-K, dated July 31, 1996.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICES, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company, their ages and present positions with the Company are as follows:

Name              Age  Position Held with the Company           Director Since

Kenneth H. Marks  33   Chairman of the Board of Directors,         1996
                       Chief Executive Officer, President, and
                       Treasurer

Craig Macnab      40   Director                                    1996

Alan G. Finkel    62   Director                                    1996

Kenneth L. Marks  61   Director and Secretary                      1996

Ray Steckenrider  71   Director                                    1996

         Directors hold office until the annual meeting of the shareholders next succeeding their election, and until their successors are elected and qualified, or until their prior death, resignation or removal. Officers hold office until the annual meeting of the Board of Directors next succeeding their election, and until their successors shall have been elected and qualified, or until their death, resignation or removal.

         Kenneth H. Marks has been the Chairman of the Board of Directors, Chief Executive Officer, President, and Treasurer since 1996. Mr. Marks was Chairman and Chief Executive Officer of Kenmar from 1984 until 1996. He is the son of Kenneth L. Marks listed below.

         Craig Macnab has been a Director of the Company since 1996. Mr. Macnab was a Director of Kenmar from 1993 until 1996. He has been a managing partner with Mcneil Advisors since 1992. Prior to joining Macneil Advisors, Mr. Macnab was a Partner of Bradford Capital. He is a director of J.D.N. Realty.

         Alan G. Finkel has been a Director of the Company since 1996. Mr. Finkel was a Director of Kenmar from 1992 until 1996. He has been a Management Consultant since 1989. Prior to 1989 Mr. Finkel held numerous positions with ITT, including President and General Manager of MacKay Communications, a division of ITT.

         Kenneth L. Marks has been a Director of the Company since 1996. Mr. Marks was a director of Kenmar from 1984 until 1996. He has been Manager of Human Resources for Lowes Corporation, Logistics since 1996. Prior to 1996 Mr. Marks was a Management Consultant and Director of Labor Relations and Personnel for Carolina Freight Carriers Corporation from 1974 until 1995. Kenneth L. Marks is the father of Kenneth H. Marks listed above.

         Ray Steckenrider has been a Director of the Company since 1996. Mr. Steckenrider was a Director of Kenmar from 1995 until 1996. He has been the President of Autotron Corporation since 1986. Prior to 1986 was one of the founders of Telex and held numerous engineering and management positions with IBM.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of its common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC") and each exchange on which the Company's securities are registered. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended August 31, 1996, its officers, directors, and greater than ten percent shareholders complied with all applicable Section 16(a) filing requirements.


ITEM 10. EXECUTIVE COMPENSATION.

         The following table provides information with respect to all compensation paid or accrued by the Company during the fiscal years ended August 31, 1996 to the Company's Chief Executive Officer, the only officer of the Company whose salary and bonus for fiscal year 1996 exceeded $100,000.

                           Summary Compensation Table

Name and Principal                                        1-Other Annual
Position                   Year     Salary ($)  Bonus ($) Compensation $
------------------         ----     ----------  --------- --------------

Kenneth H. Marks           1996     125,000      53,567         2,783
CEO                        1995     120,000          -          2,200
                           1994     150,000          -          2,200

1        Includes allocation of automobile expenses and imputed interest on a note payable to the Company.

         On July 30, 1996 the Company entered into an employment agreement with Kenneth H. Marks as its President and Chief Executive Officer. Under the terms of this agreement Mr. Marks is entitled to an annual salary of $125,000, adjusted 5% annually for inflation, plus an annual bonus of 8% of the pretax net income of the corporation. Also contained in the contract is provision for numerous customary benefits and clauses relating to termination, including severence equal to three years then salary.

         To date, Kenneth H. Marks has not execised any options available to him.

         Members of the Board of Directors are paid out of pocket expenses related to attending each meeting. A determination is made at the end of the fiscal year as to an award of stock options as compensation for the time invested in performing their duties as board members.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of October 30, 1996 treating all outstanding shares of Class A Cumulative Convertible Preferred Stock, warrants and options as if it were converted into common stock based on information contained in the Company's corporate records with respect to beneficial ownership of common stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding common stock, (ii) each director of the Company, (iii) the CEO of the Company, and (iv) all officers and directors as a group:

Name and Address of       Shares of Common           Percentage of
Beneficial Owner           Stock Owned*              Stock Outstanding

Kenneth H. Marks             1,872,110    1               25.97%
Craig Macnab                   340,020    2                4.72%
Alan G. Finkel                 120,150    3                1.66%
Kenneth L. Marks                98,331    4                1.36%
Ray Steckenrider                19,616    5                0.27%
                           -----------                    -------

Directors and Officer        2,450,227                    33.98%
as a group

* as defined above


1        Includes the option to purchase 350,000 shares of the Company's common stock. Also includes 36,000 shares that are owned by nine Gift to Minor Act Trusts of which Mr. Marks is custodian. Includes 5,714 shares of Class A Cumulative Convertible Preferred Stock owned by Mr. Marks and his wife. Kenneth H. Marks is the son of Kenneth L. Marks.

2        Includes the option to purchase 73,884 shares of the Company's common stock.

3        Includes the option to purchase 120,150 shares of the Company's common stock.

4        Includes the option to purchase 25,515 shares of the Company's common stock.  Also includes 10,515 shares owned by his wife.

5        Includes the option to purchase 15,000 shares of the Company's common stock.

         The following table indicates, as of October 30, 1996, the options to purchase the Company's common stock held by the officers and directors of the
Company:

                       No. of Shares
                       Common Stock            Exercise      Expiration  Options
Name of Holder         Underlying the Option   Price/Share   Date        Vested

Kenneth H. Marks        350,000                 $2.25        07/30/01    350,000

Craig Macnab             42,060                 $0.06        12/06/05     42,060
                         16,824                 $1.07        03/28/04     16,824
                         15,000                 $2.50        09/24/06     15,000

Alan G. Finkel          105,150                 $1.07        10/07/03    105,150
                         15,000                 $2.50        09/24/06     15,000

Kenneth L. Marks         10,515                 $0.06        12/30/05     10,515
                         15,000                 $2.50        09/24/06     15,000

Ray Steckenrider         15,000                 $2.50        09/24/06     15,000
                       --------                                          -------

Directors and Officers  584,549                                          584,549
as a group


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On July 30, 1996, as a part of the employment agreement by and between the Company and Kenneth H. Marks, Mr. Marks exercised his right to borrow $100,000 from the Company at no interest for a period of one year. The note has twenty five renewal periods and is repayable with the Company's common stock. Interest is imputed at the lowest allowable federal rate.

         The Company is a party to a consulting agreement, as amended, with its controller, Gonzalo Fernandez through August 31, 1997. Mr. Fernandez is paid an hourly rate of $43.75.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

         The exhibits required by Item 601 of Regulation S-B are listed below.

            Exhibit                Description

            2.1 (1)       Agreement and Plan of Merger, dated as of
                          March 1, 1996, by and among the Company,
                          EMSG Business Groups, Inc. and J.A. Industries
                          of North Carolina, Inc.
            3.1 (2)(3)    Articles of Incorporation
            3.2 (2)       Bylaws
            4.1 (2)       Specimen Certificate for Common Stock
            10.1          Building Lease
            10.2          Consulting Agreement w/Gonzalo Fernandez
            10.3          Notes Payable resulting from the acquisition of TSI
            21.1          Subsidiaries of the registrant
            22.1 (1)      Notice of Special Meeting of Shareholders
                          and Proxy Statement, dated July 10, 1996
            23.1          Consent of KPMG Peat Marwick LLP

                     (1) Incorporated by reference from the Proxy Statement date July 10, 1996.
                     (2) Incorporated by reference from documents filed pursuant to the Securities Exchange Act of 1934.
                     (3) Filed herewith are board resolutions establishing the rights and preferences of the Company's Class A Cumulative Convertible Preferred Stock.

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K and 8-K/A, dated August 14, 1996 and October 15, 1996 respectively in connection with the Merger, as described above.

         (c) Financial Statements (included on pages 17 through 35 of this report).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

/s/Kenneth H. Marks
President and Chief Executive Officer
December 16, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Kenneth H. Marks
President and Chief Executive Officer
(principal executive financial,
and accounting officer)

/s/Kenneth H. Marks
Director

/s/Alan G. Finkel
Director

/s/Craig Macnab
Director

/s/Kenneth L. Marks
Director

/s/Ray Steckenrider
Director

Date: December 16, 1996