Form 10QSB
period 1996-11-30
ELECTRONIC MANUFACTURING SERVICES GROUP INC
filed 1997-01-14
CIK 919723

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1996

                         Commission file number 0-23528

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.
                 (Name of small business issuer in its charter)

             Delaware                                13-3421337
 (State or other jurisdiction of            (I.R.S. Employer Identification
   incorporation or organization)                      Number)

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

         As of Janaury 1, 1997, there were 5,527,452 shares of the registrant's Common Stock, $.0025 par value per share, outstanding.

Transition Small  Business Disclosure Format (Check one):    Yes  X      No

                                TABLE OF CONTENTS





                                                                                      PAGE
PART I

IEM 1.   FINANCIAL STATEMENTS

- CONSOLIDATED BALANCE SHEETS. NOVEMBER 30, 1996 (UNAUDITED) AND AUGUST 31, 1996
(AUDITED).                                                                              3

- CONSOLIDATED STATEMENTS OF OPERATIONS. QUARTERS ENDED NOVEMBER 30, 1996 AND 1995
(UNAUDITED).                                                                            5

- CONSOLIDATED STEMENTS OF CASH FLOWS. QUARTERS ENDED NOVEMBER 30, 1996 AND 1995
(UNAUDITED)                                                                             6

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.                                                                             7

PART II                                                                                 10

ITEM 1.   LEGAL PROCEEDINGS

ITEM 2.   CHANGES IN SECURITIES

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K

ITEM 1.   FINANCIAL STATEMENTS


                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                           Consolidated Balance Sheets

           November 30, 1996 (unaudited) and August 31, 1996 (audited)



                                                          November 30    August 31
Assets                                                        1996         1996
------                                                        ----         ----
Current assets
     Cash and cash equivalents                            $  181,258   $  308,794
Accounts receivable - trade, net of allowance
       for doubtful accounts of $5,500 in 1996
       and 1995, respectively                                303,898      302,021
     Accounts receivable - other                              14,316       17,287
     Inventories (Note 2)                                    136,795       73,066
     Prepaid expenses and other current assets                44,306       60,910
                                                          ----------   ----------

Total current assets                                         680,573      762,078
                                                          ----------   ----------

Property and equipment, net                                  513,666      564,208
                                                          ----------   ----------

Other assets:
     Note receivable from officer                            100,000      100,000
     Deposits and other assets                                13,345       14,136
     Cost in excess of net assets of acquired business,
       net of accumulated amortization of $226,875 and
        $222,000 in Nov. 30 and Aug.31, respectively          73,125       78,000
                                                          ----------   ----------

Total other assets                                           186,470      192,136
                                                          ----------   ----------
                                                          $1,380,709   $1,518,422
                                                          ==========   ==========


See notes to financial statements which are an integral part hereof.

See notes to consolidated financial statements regarding the audited balance sheet on August 31, 1996, as included in the Annual Report filed on form 10-KSB.

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                           Consolidated Balance Sheets

           November 30, 1996 (unaudited) and August 31, 1996 (audited)




                                                                              November 30     August 31
Liabilities and Stockholders' Equity (Deficit)                                   1996           1996
--------------------------------------------------------------------------   -----------    -----------
Current liabilities:
Current maturities of long-term debt                                         $    87,387         56,628
        Current obligations under capital leases                                  75,959         77,551
     Accounts payable, trade                                                     491,730        313,362
     Other accrued liabilities                                                   102,091         69,555
     Preferred dividend payable                                                     --           70,320
     Accrued bonus                                                                 6,619         20,822
                                                                             -----------    -----------

Total current liabilities                                                        763,786        608,236
                                                                             -----------    -----------

Long-term debt, less current maturities                                          437,886        486,753
                                                                             -----------    -----------

Long-term obligations under capital leases                                        92,934        110,085
                                                                             -----------    -----------

Class A cumulative preferred stock, $50 par
   value; with a preference in liquidation over
   the holders of common stock of $50 plus accrued
   dividends; authorized 30,000 shares, 350 and 550 shares,
   issued and outstanding in 1996 and 1995, respectively                          28,037         44,054
                                                                             -----------    -----------

Stockholders' equity
     Class A, preferred stock cumulative and convertible, $ .01 par value;
       authorized 2,000,000 shares, 267,872 issued and outstanding                 2,679          2,679
     Common stock, $0.0025 par value:
       authorized 20,000,000 shares,
       5,527,452 s  issued  and
       outstanding                                                                13,819         13,819

     Additional paid-in capital                                                1,024,464      1,008,529

     Retained deficit                                                           (982,896)      (755,735)
                                                                             -----------    -----------

Total stockholders' equity                                                        58,066        269,292
                                                                             -----------    -----------

                                                                               1,380,709    $ 1,518,422
                                                                             ===========    ===========



See notes to financial statements which are an integral part hereof.

See notes to consolidated financial statements regarding the audited balance sheet on August 31, 1996, as included in the Annual Report filed on form 10-KSB.

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                      Consolidated Statements of Operations

                    Quarters ended November 30, 1996 and 1995

                                   (Unaudited)




                                                                  1996             1995
                                                               -----------    -----------
Sales                                                          $   494,009        566,210
Cost of goods sold                                                 453,875        622,565
                                                               -----------    -----------
Gross profit (loss)                                                 40,134        (56,355)
                                                               -----------    -----------

General, selling and administrative expenses                       253,468        192,594
                                                               -----------    -----------
    Operating  (loss)                                             (213,334)      (248,949)
                                                               -----------    -----------

Other income (expenses):


Interest income                                                      2,564         18,843
Interest expense                                                   (16,481)       (15,165)
                                                               -----------    -----------
   Other income (expense), net                                     (13,917)         3,678
                                                               -----------    -----------

   (Loss) before income taxes and
   extraordinary item                                             (227,251)      (245,271)
                                                               -----------    -----------

 Income taxes                                                         --             --
                                                               -----------    -----------

(Loss) before extraordinary item                                  (227,251)      (245,271)

Extraordinary item                                                    --        1,681,162
                                                               -----------    -----------

     Net income (loss) after income taxes and
     extraordinary item                                           (227,251)     1,435,891

Accretion of preferred stock                                          (516)       (14,642)

Dividends on preferred stock                                          --             --
                                                               -----------    -----------

Net income (loss) applicable to common shareholders               (227,767)     1,421,249
                                                               ===========    ===========

Weighted average number of shares                                5,524,452         64,714

Earnings (loss) per common share and common share equivalent

   Income (loss) before extraordinary item                     $     (0.04)         (3.79)
   Extraordinary item                                                 --            25.97
                                                               -----------    -----------
   Net income (loss)                                           $     (0.04)   $     22.18
                                                               ===========    ===========


See notes to financial statements which are an integral part hereof.
 .

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                      Consolidated Statements of Cash Flows

                    Quarters ended November 30, 1996 and 1995

                                   (Unaudited)



                                                                             1996          1995
                                                                         ----------    ----------
Cash flow from operating activities:
     Net income (loss) after income taxes and after extraordinary item   $ (227,251)    1,435,891
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                                       59,820        56,286
         Changes in operating assets and liabilities:
             Decrease (increase) in accounts receivable                      (1,877)     (110,143)
             Decrease (increase) in inventories                             (63,509)        7,547
             Decrease (increase) in prepaid expenses
                and other current assets                                     16,604       (14,485)
             Decrease (increase) in accounts receivable, other                2,971         3,831
             Decrease (increqase) n deposits and other assets                   791          (709)
             Increase (decrease) in accounts payable, trade                 178,368    (1,589,705)
             Decrease in accrued bonus                                      (14,203)         --
             Increase (decrease) in other accrued liabilities                32,536      (328,611)
                                                                         ----------    ----------
                 Net cash provided by (used in) operating activities        (15,750)     (540,098)
                                                                         ----------    ----------

Cash flow from investing activities:
     Capital expenditures                                                    (4,615)       (1,666)
                                                                         ----------    ----------
                Net cash used in investing activities                        (4,615)       (1,666)
                                                                         ----------    ----------

Cash flow from financing activities:
     Principal payments on long-term debt                                   (18,108)      (35,729)
     Principal payments on capital lease obligations                        (18,743)       (9,044)
     Dividends paid                                                         (70,320)         --
                                                                         ----------    ----------
             Net cash provided by (used in) financing activities           (107,171)      (44,773)
                                                                         ----------    ----------

             Net increase (decrease) in cash and
               cash equivalents                                            (127,536)     (586,537)

Cash and cash equivalents:
     Beginning of period                                                    308,794     1,632,630
                                                                         ----------    ----------

     End of  period                                                      $  181,258     1,046,093
                                                                         ==========    ==========

     Supplemental disclosure of cash flow information:
     Cash paid during quarter for:
          Interest                                                       $   16,481        15,165
                                                                         ==========    ==========

       Income taxes                                                            --            --
                                                                         ==========    ==========




See notes to financial statements which are an integral part hereof

Notes to Financial Statements:

(1) The accompanying Consolidated Financial Statements are unaudited, unless otherwise indicated. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made.

The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of those to be expected for a full year, due, in part, to seasonal fluctuations which are normal for the Compzny's business.

(2) Inventories:


                                                  November 30,        August 31
                                                      1996                1996
                                                  -----------         ----------

Raw materials ..........................            $ 53,427            $ 35,446
Work-in-progress .......................              73,791              27,649
Finished goods .........................               9,577               9,971

                                                    $136,795            $ 73,066



ITEM 2
                  Information set forth in this Report contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements represent EMSG's reasonable judgement concerning the future and are subject to risks and uncertainties that could cause EMSG's actual operating results and financial position to differ materially.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         Operating results are generally affected by a number of factors, including the relative mix of higher volume/lower margin business and lower volume/higher margin business, price competition, raw material costs, labor efficiencies, the degree of automation that can be used in the assembly process and the efficiencies achieved by the Company in managing inventories and fixed assets. The amount of sales the Company derives from turnkey manufacturing in which it procures some or all of the components necessary for production, vs the amount of sales it derives from labor sales, directly effects the overall gross margin of the business. Inflation has not been a significant factor in the results of the Company's operations because the Company's price quotations for turnkey jobs are generally valid for thirty days and the Company typically reserves the right to pass on certain cost increases under its turnkey orders or contracts.
         .
RESULTS OF OPERATIONS

          COMPARISON OF THE QUARTERS ENDED NOVEMBER 30, 1995 AND NOVEMBER 30, 1996 BASED ON THE UNAUDITED FINANCIAL STATEMENTS REFERENCED HEREIN

EMSG's financial performance more closely mirrors that of a new company with fixed overheads established to support higher levels of revenue than are currently attainable; however, without such overhead and infrastructure, EMSG would not be able to attract its targeted business.

NET SALES. Net sales are net of discounts and customer returns and are recognized upon shipment of an order to a customer. Net sales for the first quarter in 1996 were $72,201 less than that of the same period in 1995 primarily due to a slow start up of a contract signed with a new customer.

GROSS PROFIT (LOSS). Gross Profit (loss) equals net sales less cost of goods sold, which consist of labor and material, manufacturing costs (primarily lease payments for, and depreciation of, manufacturing equipment and facilities) and other manufacturing costs. Gross profit in 1996 increased to 8.1% in comparison to (9.9%) in 1995 as a result of reductions in material costs of 4.2% and manufacturing overhead of 5%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (`SG&A') consist primarily of non-manufacturing salaries, sales commissions, and other general expenses. SG&A expense for 1996 was $60,874 more than that of 1995. Expenses of $169,771 were incurred for legal, accounting and other consulting expenses, and general administration of the small public company resulting from the July 29, 1996 merge, partially offset by reductions in general and administrative expense of $79,639 and marketing and sales expense of $29,258 at the EMSG Systems Division, Inc.

OPERATING INCOME (LOSS). Operating income (loss) is gross profit less SG&A. Loss from operations in 1996 decreased by $35,615 as a result of increased gross profit of $96,489, primarily offset by increased general and administrative expenses and a reduction in interest income.

EXTRAORDINARY: During the first quarter of fiscal 1996, the Company reached various settlements with its largest customer, which represented 80% of EMSG's ongoing order input at such time, and its suppliers for the cancellation and discontinuation of production of nearly fifty products and assemblies. As a part of the settlement, EMSG signed an agreement with its then largest customer that relieved EMSG of trade accounts payable to the customer and other suppliers of $1,121,151. The agreement provided the customer relief of trade payables to EMSG of $48,054 Further, suppliers to EMSG of materials and services used on behalf of its largest customer and related product lines relieved EMSG of $511,390 of accounts payable. Supplier settlements were essentially 50% of the amount owed with half of the 50% paid in quarterly installments beginning January 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES

EMSG's cash and cash equivalents decreased by $127,536 from August 31, 1996 through November 30, 1996. The Company used $15,570 in cash for its operations during this quarter.

EMSG used $4,615 in cash for capital expenditures. Payments were made to reduce long-term debt ($18,108) and for capital leases ($18,743).

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

Cash and cash equivalents decreased by $586,537 from August 31, 1995 through November 30, 1995. Cash used in reducing accounts payables ($1,589,705) and accrued liabilities ($328,611) was partially offset by the extraordinary income of $1,681,162. The Company also used $302,944 in operating activities, $35,729 in payments of long-term debt and $9,044 in payments of capital leases.

The Company anticipates the acquisition of new capital equipment during fiscal 1997 and plans to enter into lease agreements to finance such equipment.

The Company is negotiating a line of credit using receivables, inventory and fixed assets as collateral. If these funds are made available to the Company, they will be used to meet its working capital rquirements.

In addition, the Company is in discussions with equity investors to provide capital to support internal growth and acquisitions. There are no assurances that the Company will be successful in raising the required funds. Further, without the addition of new capital there can be no assurances that the Company can continue its operations or meet its business objectives.

PART II

 .ITEM 1. Legal Proceedings

Neither the registrant nor its subsidiary are a party, nor is any of their property subject to materail pending legal proceedings.

ITEM 2. Changes in Securities.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Exhibits and Reports on Form 8-k.

None.

         ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

         In accordance with the requiremts of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereonto duly authorized.



         Signature


         /s/Kenneth H. Marks
         Kenneth H. Marks
         President and Chief Executive Officer
         (principal executive financial and accounting officer)