Form 10QSB
period 1997-02-28
ELECTRONIC MANUFACTURING SERVICES GROUP INC
filed 1997-04-14
CIK 919723

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1997

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

         As of April 8, 1997, there were 6,344,118 shares of the registrant's Common Stock, $.0025 par value per share, outstanding.

Transition Small  Business Disclosure Format (Check one):   Yes  X          No

                                TABLE OF CONTENTS

                                                                       PAGE
PART I

ITEM 1.   FINANCIAL STATEMENTS

- CONSOLIDATED BALANCE SHEETS, FEBRUARY 28, 1997 (UNAUDITED)
  AND AUGUST 31, 1996 (AUDITED).                                        3


- CONSOLIDATED STATEMENTS OF OPERATIONS. SIX MONTH ENDED
  FEBRUARY 28, 1997 AND FEBRUARY 29, 1996 (UNAUDITED) AND
  THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29,
  1996 (UNAUDITED).                                                     5

- CONSOLIDATED STATEMENTS OF CASH FLOWS. SIX MONTHS ENDED
  FEBRUARY 28, 1997 AND FEBRUARY 29,  1996 (UNAUDITED)                  7

ITEM 2.   - MANAGEMENT'S DISUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.                                    8


PART II                                                                11

ITEM 1.   LEGAL PROCEEDINGS

ITEM 2.   CHANGES IN SECURITIES

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K

ITEM 1.   FINANCIAL STATEMENTS


                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                           Consolidated Balance Sheets

           February 28, 1997 (unaudited) and August 31, 1996 (audited)


                                                             February 28         August 31
Assets                                                          1997                1996
------                                                          ----                ----
Current assets
     Cash and cash equivalents                              $    79,888       $    308,794
     Accounts receivable - trade, net of allowance
       for doubtful accounts of $5,500 in 1997
       and 1996, respectively                                   480,140            302,021
     Accounts receivable - other                                 13,836             17,287
     Inventories (Note 2)                                       290,244             73,066
     Prepaid expenses and other current assets                   61,841             60,910
                                                             ----------       ------------
Total current assets                                            925,949            762,078
                                                             ----------       ------------
Property and equipment, net                                     400,315            564,208

Other assets:
     Note receivable from officer                               100,000            100,000
     Deposits and other assets                                   14,175             14,136
     Cost in excess of net assets of acquired business,
       net of accumulated amortization of $231,750 and
        $222,000 on Feb. 28 and Aug.31, respectively             68,250             78,000
                                                             ----------       ------------
Total other assets                                              182,425            192,136
                                                             ----------       ------------
                                                           $  1,508,689       $  1,518,422

See notes to financial statements which are an integral part hereof.

See notes to consolidated financial statements regarding the audited balance sheet on August 31, 1996, as included in the Annual Report filed on form 10-KSB.

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                           Consolidated Balance Sheets

           February 28, 1997 (unaudited) and August 31, 1996 (audited)

                                                          February 28        August 31
Liabilities and Stockholders' Equity (Deficit)               1997              1996
-----------------------------------------------              ----              ----
Current liabilities:
Current maturities of long-term debt                     $   104,237           56,628
    Current obligations under capital leases                  53,472           77,551
     Accounts payable, trade                                 941,591          313,362
     Other accrued liabilities                                80,202           69,555
     Preferred dividend payable                               23,446           70,320
     Accrued bonus                                              --             20,822
Total current liabilities                                  1,202,948          608,236
                                                         -----------         --------
Long-term debt, less current maturities                      419,879          486,753
                                                         -----------         --------
Long-term obligations under capital leases                    57,818          110,085
                                                         -----------         --------
Class A cumulative preferred stock, $50 par
   value; with a preference in liquidation over
   the holders of common stock of $50 plus accrued
   dividends; authorized 30,000 shares, 350 and
   550 shares, issued and outstanding in 1997
   and 1996, respectively                                    29,049            44,054
                                                        -----------          --------
Stockholders' equity
     Class A, preferred stock cumulative and
     convertible, $ .01 par value; authorized
     2,000,000 shares, 1,276,768 and 273,586
     issued and outstanding in 1997 and 1976,
     respectively (Note 3)                                  12,768              2,679
                                                       -----------           --------
     Common stock, $0.0025 par value:
     authorized 20,000,000 shares, 5,594,118
     and 5,527,452 issued and outstanding in
     1997 and 1996, respectively                            13,985             13,819
                                                       -----------           --------
     Additional paid-in capital                          1,035,337          1,008,529

     Retained deficit                                   (1,263,095)          (755,735)
                                                       -----------          ---------
        Total stockholders' equity (deficit)              (201,005)           269,292
                                                       -----------          ---------
                                                         1,508,689        $ 1,518,422
                                                       ===========        ===========

See notes to financial statements which are an integral part hereof.

See notes to consolidated financial statements regarding the audited balance sheet on August 31, 1996, as included in the Annual Report filed on form 10-KSB.

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                      Consolidated Statements of Operations

  For the Six Months and Quarter Ended February 28, 1997 and February 29, 1996

                                   (Unaudited)


                                                                        For the                            For the
                                                                   Six Months Ended                      Quarter Ended
                                                                2/28/97          2/29/96           2/28/97          2/29/96
Sales                                                         $1,090,490       $1,354,383       $  596,481        $  788,173
Cost of goods sold                                             1,085,066        1,373,793          631,190           751,228
                                                               ---------       ----------         --------           -------
     Gross profit (loss)                                           5,424          (19,410)         (34,709)           36,945

General, selling and administrative expenses                     460,508          415,650          200,041           222,947
                                                                 -------          -------          -------           -------
     Operating  (loss)                                          (455,084)        (435,060)        (234,750)         (186,002)

Other income (expenses):

Interest income                                                   3,590            30,443            1,026            11,490

Interest expense                                                (31,876)          (29,214)         (15,395)          (14,048)
                                                               --------          --------          -------           -------
           Other income (expense), net                          (28,286)            1,229          (14,369)           (2,558)
           (Loss) before income taxes and
           extraordinary item                                  (483,370)         (433,831)        (249,119)         (188,560)

 Income taxes                                                         -                 -                -                -

          (Loss) before extraordinary item                     (483,370)          (433,831)       (249,119)         (188,560)

Extraordinary item                                                    -          1,724,781          (7,000)           43,619

           Net income (loss) after income taxes and
             extraordinary item                                (483,370)         1,290,950        (256,119)         (144,941)

Accretion of preferred stock                                     (1,012)           (29,285)           (516)          (14,642)

Dividends on preferred stock                                    (26,446)           (12,408)        (13,223)          (12,408)

           Net income (loss) applicable to common
              shareholders                                     (510,828)         1,249,257        (269,858)         (171,991)

Weighted average number of shares                             5,538,563             64,714       5,568,563            64,714



Earnings per common share and common share equivalent

   Income (loss) before extraordinary item                        ( .09)            ( 7.35)          ( .05)            (3.33)
   Extraordinary item                                                 -              26.65               -               .67
   Net income (loss)                                              ( .09)             19.30           ( .05)            (2.66)

See notes to financial statements which are an integral part hereof.

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                      Consolidated Statements of Cash Flows

                   Six Months ended February 28, 1997 and 1996

                                   (Unaudited)


                                                                                     1997           1996
Cash flow from operating activities:
     Net income (loss) after income taxes and after extraordinary item           $ (483,370)     1,290,950
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                                                117,388        111,588
       Net loss in disposition of equipment                                          20,918
       Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                              (178,119)      (258,416)
           Decrease (increase) in inventories                                      (217,178)        14,009
           Decrease (increase) in prepaid expenses
           and other current assets                                                    (571)       (22,939)
           Decrease (increase) in accounts receivable, other                          3,555          3,267
           Decrease (increase) in deposits and other assets                             (39)       (34,600)
           Increase (decrease) in accounts payable, trade                           628,229     (1,584,683)
           Decrease in accrued bonus                                                (20,822)             -
           Increase (decrease) in other accrued liabilities                          10,647       (331,123)
                                                                                    -------     ----------
              Net cash provided by (used in) operating activities                  (119,362)      (811,947)
                                                                                  ---------     ----------
Cash flow from investing activities:
     Capital expenditures                                                            (8,584)       (7,843)
     Disposal of capital asset                                                       39,971
                                                                                   --------
              Net cash used in investing activities                                  31,387        (7,843)

Cash flow from financing activities:
     Principal payments on long-term debt                                           (19,265)      (36,827)
     Principal payments on capital lease obligations                                (76,346)      (18,422)
     Dividends paid                                                                 (70,320)      (12,408)
     Proceeds from issuance of common stock                                          25,000          (650)

              Net cash provided by (used in) financing activities                  (140,931)      (68,307)
                                                                                  ---------      --------
              Net increase (decrease) in cash and
              cash equivalents                                                     (228,906)     (888,097)

Cash and cash equivalents:
     Beginning of period                                                            308,794     1,632,630
                                                                                  ---------     ---------
     End of  period                                                              $   79,888       744,533
                                                                                 ==========     =========
     Supplemental disclosure of cash flow information: Cash paid during quarter for:
       Interest                                                                  $   31,876        15,395
                                                                                 ==========     =========
       Income taxes                                                                      -              -
                                                                                 ==========     =========

See notes to financial statements which are an integral part hereof

Notes to Financial Statements:

(1) The accompanying Consolidated Financial Statements are unaudited, unless otherwise indicated. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made.

The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of those to be expected for a full year, due, in part, to seasonal fluctuations which are normal for the Company's business.

(2) Inventories:


                                                  February 28         August 31
                                                     1997                1996
                                                 -------------      ------------
Raw materials................................    $   140,831       $      35,446
Work-in-progress.............................        140,391              27,649
Finished goods...............................          9,022               9,971
                                                 $   290,244        $     73,066

(3) The sale of 66,666 common stock shares at $ .375 on February 4, 1997 resulted in a revision of the exchange ratio of 28.57 to 133.33, in compliance with the Written Consent of Board of Directors dated August 29,1996.

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

The Company currently operates one facility in Raleigh, North Carolina with approximately 30 employees in 21,000 square feet of flex space. Operations are near 30% of capacity with one shift active.

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

          COMPARISON OF THE SIX MONTHS AND QUARTERS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996 BASED ON THE UNAUDITED FINANCIAL STATEMENTS REFERENCED HEREIN

EMSG's financial performance more closely mirrors that of a new company with fixed overheads established to support higher levels of revenue than are currently attainable; however, without such overhead and infrastructure, EMSG would not be able to attract its targeted business.

NET SALES. Net sales are net of discounts and customer returns and are recognized upon shipment of an order to a customer. Net sales for the six month period in 1997 were $263,893 less than that of the same period in 1997 due to a slow start up of contracts signed with two new customers. Also, the company's ability to get required materials to support shipments was impaired by cash flow issues.

GROSS PROFIT (LOSS). Gross Profit (loss) equals net sales less cost of goods sold, which consist of labor and material, manufacturing costs (primarily lease payments for, and depreciation of, manufacturing equipment and facilities) and other manufacturing costs. Gross profit in 1997 increased to .4% in comparison to (1.4%) in 1996 as a result of reductions in material costs of 7%, partially offset by a 2% increase in manufacturing overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (`SG&A') consist primarily of non-manufacturing salaries, sales commissions, and other general expenses. SG&A expense for 1997 was $44,858 more than that of 1996. Expenses of $268,300 were incurred for legal, accounting, consulting, and general administration of the small public company resulting from the July 29, 1996 merger, partially offset by reductions in general, selling and administrative expense of $223,442.

OPERATING INCOME (LOSS). Operating income (loss) is gross profit less SG&A, and other income and expenses. Loss from operations in 1997 increased by $49,539 as a result of increased general, selling and administrative expenses and a reduction in interest income of $26,853, primarily offset by a $24,834 increase in gross profit.

EXTRAORDINARY: During the first semester of fiscal 1996, the Company reached various settlements with its largest customer, which represented 80% of EMSG's ongoing order input at such time, and its suppliers for the cancellation and discontinuation of production of nearly fifty products and assemblies. As a part of the settlement, EMSG signed an agreement with its then largest customer that relieved EMSG of trade accounts payable to the customer and other suppliers of $1,121,151. The agreement provided the customer relief of trade payables to EMSG of $48,054 Further, suppliers to EMSG for materials and services used on behalf of its largest customer and related product lines relieved EMSG of $555,576 of accounts payable. Supplier settlements were essentially 50% of the amount owed with half of the 50% paid in quarterly installments beginning January 1, 1996..

LIQUIDITY AND CAPITAL RESOURCES

EMSG's cash and cash equivalents decreased by $228,906 from August 31, 1996 through February 28, 1997. The Company used $119,362 in cash for its operations during this semester. Increased accounts payable of $668,229 were partially offset by increases in accounts receivable of $178,119 and inventories of $217,178.

EMSG used $8,584 in cash for capital expenditures. Payments were made to reduce long-term debt ($19,265) and for capital leases ($76,346). Disposal of equipment yielded $39,371 and the sale of 66,666 common shares generated $25,000.

Effective August 31, 1996, shareholders of the Class A Cumulative Preferred Stocks of ESD tendered 9,576 shares, out of the total 9,926 outstanding, in exchange for 1,276,768 shares (at the exhange ratio of 133.33 to 1) of EMSG Class A Cumulative Convertible Preferred Stock. In addition, EMSG paid each holder of ESD Preferred Stock who exchanged his or her shares of such stock, pusuant to the terms of the exchange offer, an amount equal to the accrued and unpaid dividends with respect to such shares. The total amount of $70,320 was paid in November 1996. Outstanding and unpaid dividends for the EMSG Class A Cumulative Preferred shares were $23,939 on February 28, 1997.

Cash and cash equivalents decreased by $888,097 from August 31, 1995 through February 29, 1996. Cash used in reducing accounts payables ($1,584,683) and accrued liabilities ($331,123) was partially offset by the extraordinary income of $1,724,781. The Company also used $620,922 in operating activities, $36,827 in payments of long-term debt, $18,422 in payments of capital leases and $12,408 in dividend payments.

The Company is considering the acquisition of new capital equipment during fiscal 1997 and plans to enter into lease agreements to finance such equipment.

The Company is in discussions with equity investors to provide capital to support internal growth and acquisitions. The Company is also in discussions with potential strategic and joint-venture partners to effect a relationship that would assist it in better meeting its objectives and that could improve the financial position of the Company. There are no assurances that the Company will be successful in raising the required funds or consummating a relationship with a strategic or joint-venture partner. Further, without the addition of new capital or other financial support from outside sources there can be no assurances that the Company can continue its operations or meet its business objectives.


PART II

ITEM 1. Legal Proceedings

Neither the registrant nor its subsidiary are a party, nor is any of their property subject to materail pending legal proceedings.

ITEM 2. Changes in Securities.

During the reported quarter, EMSG issued 66,666 shares of its common stock in exchange for an investment of $25,000. In addition, the former stockhoders of Kenmar Business Groups, Inc. excercised their right to purchase 750,000 shares of the Company's common stock for $1.00 pursuant to the terms and conditions of the Merger Agreement and its related documents by and among Kenmar Business Groups, Inc., J.A. Industries, Inc., J.A. Industries of North Carolina Inc., and G.M. Capital Partners Ltd. whereby there was a breach of the of the terms and conditions because of G.M. Capital Partners Ltd. failure to invest or cause to be invested $100,000 into EMSG within sixty days of the close of the aforementioned merger on July 30, 1996 and other breaches of that agreement.

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