Form 10QSB
period 1997-05-31
ELECTRONIC MANUFACTURING SERVICES GROUP INC
filed 1997-07-14
CIK 919723

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1997

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
                               Yes    X        No
                                    -----          -----

         As of July 7, 1997, there were 6,269,118 shares of the registrant's Common Stock, $.0025 par value per share, outstanding.

Transition Small Business Disclosure Format (Check one):

                               Yes    X        No
                                    -----          -----

                                TABLE OF CONTENTS




                                                                            PAGE
PART I

ITEM 1.   FINANCIAL STATEMENTS

        - CONSOLIDATED BALANCE SHEETS, MAY 31, 1997
          (UNAUDITED) AND AUGUST 31, 1996 (AUDITED).                          3


        - CONSOLIDATED STATEMENTS OF OPERATIONS. NINE MONTH
          ENDED MAY 31, 1997 AND MAY 31, 1996 (UNAUDITED) AND
          THREE MONTHS ENDED MAY 31 1997 AND MAY 31, 1996
          (UNAUDITED).                                                        5

        - CONSOLIDATED STATEMENTS OF CASH FLOWS. NINE MONTHS
          ENDED MAY 31, 1997 AND MAY 31, 1996 (UNAUDITED)                     6

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                      8

PART II                                                                      11

ITEM 1.   LEGAL PROCEEDINGS

ITEM 2.   CHANGES IN SECURITIES

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K

ITEM 1.   FINANCIAL STATEMENTS


                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                           Consolidated Balance Sheets

             May 31, 1997 (unaudited) and August 31, 1996 (audited)


                                                               May 31        August 31
Assets                                                          1997            1996
------                                                          ----            ----
Current assets
     Cash and cash equivalents                               $  136,274      $  308,794
        Accounts receivable - trade, net of allowance
          for doubtful accounts of $5,500 in 1997
          and 1996, respectively                                198,451         302,021
     Accounts receivable - other                                      0          17,287
     Inventories (Note 2)                                       270,031          73,066
     Prepaid expenses and other current assets                   32,992          60,910
                                                             ----------      ----------
             Total current assets                               637,748         762,078
                                                             ----------      ----------
Property and equipment, net                                     357,772         564,208
                                                             ----------      ----------

Other assets:
     Note receivable from officer                                84,550         100,000
     Deposits and other assets                                    9,175          14,136
     Cost in excess of net assets of acquired business,
       net of accumulated amortization of $236,625 and
       $222,000 on May. 31 and Aug. 31, respectively             63,375          78,000
                                                             ----------      ----------
             Total other assets                                 157,100         192,136
                                                             ----------      ----------
                                                             $1,152,620      $1,518,422
                                                             ==========      ==========


See notes to financial statements which are an integral part hereof.

See notes to consolidated financial statements regarding the audited balance sheet on August 31, 1996, as included in the Annual Report filed on form 10-KSB.

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                           Consolidated Balance Sheets

             May 31, 1997 (unaudited) and August 31, 1996 (audited)



                                                                     May 31         Aug 31
Liabilities and Stockholders' Equity (Deficit)                        1997            1996
-----------------------------------------------                       ----            ----
Current liabilities:
    Current maturities of long-term debt                          $   103,057           56,628
    Current obligations under capital leases                           52,863           77,551
    Accounts payable, trade                                           835,358          313,362
    Other accrued liabilities                                          95,958           69,555
    Preferred dividend payable                                         35,909           70,320
    Accrued bonus                                                        --             20,822
                                                                  -----------       ----------
          Total current liabilities                                 1,123,145          608,236
                                                                  -----------       ----------

Long-term debt, less current maturities                               402,563          486,753
                                                                  -----------       ----------

Long-term obligations under capital leases                             51,809          110,085
                                                                  -----------       ----------

Class A cumulative preferred stock, $50 par
  value; with a preference in liquidation over
  the holders of common stock of $50 plus
  accrued dividends; authorized 30,000 shares,
  350 and 550 shares, issued and outstanding
  in 1997 and 1996, respectively                                       29,565           44,054
                                                                  -----------       ----------

Stockholders' equity
    Class A, preferred stock cumulative and
       convertible, $.01 par value; authorized
       2,000,000 shares, 1,276,768 and 267,873
       issued and outstanding in 1997 and 1996,
       respectively (Note 3)                                           12,768            2,679

     Common stock, $0.0025 par value:
       authorized 20,000,000 shares, 6,269,118 and 5,527,452
       issued  and outstanding in 1997 and 1996,
       respectively                                                    15,673           13,819

     Additional paid-in capital                                     1,005,760        1,008,529

     Retained deficit                                              (1,488,663)        (755,735)
                                                                  -----------       ----------
          Total stockholders' equity (deficit)                       (454,462)         269,292
                                                                  -----------       ----------

                                                                    1,152,620        1,518,422
                                                                   ==========       ==========

See notes to financial statements which are an integral part hereof.

See notes to consolidated financial statements regarding the audited balance sheet on August 31, 1996, as included in the Annual Report filed on form 10-KSB.

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                      Consolidated Statements of Operations

       For the Nine Months and Quarter Ended May 31, 1997 and May 31, 1996

                                   (Unaudited)


                                                                    For the                              For the
                                                                Nine Months Ended                     Quarter Ended
                                                             5/31/97           5/31/96           5/31/97          5/31/96
                                                             -------           -------           -------          -------
Sales                                                      $ 1,576,970       $ 2,151,951       $   486,480       $ 797,567
Cost of goods sold                                           1,518,412         2,169,631           433,346         795,838
                                                           -----------       -----------       -----------       ---------
     Gross profit (loss)                                        58,558           (17,680)           53,134           1,729

General, selling and administrative expenses                   711,993           655,590           251,485         239,939
                                                           -----------       -----------       -----------       ---------
     Operating (loss)                                         (653,435)         (673,270)         (198,351)       (238,210)

Other income (expenses):

Interest income                                                  4,355            35,459               765           5,017
Interest expense                                               (46,411)          (43,250)          (14,535)        (14,036)
                                                           -----------       -----------       -----------       ---------
          Other income (expense), net                          (42,056)           (7,791)          (13,770)         (9,019)
          (Loss) before income taxes and
            extraordinary item                                (695,491)         (681,061)         (212,121)       (247,229)

 Income taxes                                                     --                --                --              --
          (Loss) before extraordinary item                    (695,491)         (681,061)         (212,121)       (247,229)

Extraordinary item                                                --           1,728,552              --             3,771
          Net income (loss) after income taxes and
            extraordinary item                                (695,491)        1,047,491          (212,121)       (243,458)

Accretion of preferred stock                                    (1,528)          (29,285)             (516)           --
Dividends on preferred stock                                   (35,909)          (12,408)           (9,463)           --

          Net income (loss) applicable to com
            shareholders                                      (732,928)        1,005,798          (222,100)       (243,458)

Weighted average number of shares                            5,707,081            64,714         6,044,118          64,714

Earnings per common share and common share equivalent

   Income (loss) before extraordinary item                        (.13)           (11.16)             (.04)          (3.82)
   Extraordinary item                                             --               26.71              --               .05
   Net income (loss)                                              (.13)            15.55              (.04)          (3.77)


See notes to financial statements which are an integral part hereof.

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                      Consolidated Statements of Cash Flows

                     Nine Months ended May 31, 1997 and 1996

          (Unaudited)                                                          1997            1996
                                                                            ---------       ----------
Cash flow from operating activities:
     Net income (loss) after income taxes and after extraordinary item      $(695,491)       1,047,491
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                                          166,527          169,736
     Net loss in disposition of equipment                                      26,986                0
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                           103,570         (265,484)
         Decrease (increase) in inventories                                  (196,965)         138,177
         Decrease (increase) in prepaid expenses
           and other current asset                                             27,918            2,955
         Decrease (increase) in accounts receivable, other                     17,287            2,664
         Decrease (increase) in note receivable                                15,450             --
         Decrease (increase) in deposits and other assets                       4,960          (84,354)
         Increase (decrease) in accounts payable, trade                       521,996       (1,635,147)
         Decrease in accrued bonus                                            (20,822)            --
         Increase (decrease) in other accrued liabilities                      26,403         (364,962)
                                                                            ---------       ----------
               Net cash provided by (used in) operating activities             (2,181)        (988,924)
                                                                            ---------       ----------
Cash flow from investing activities:
     Capital expenditures                                                     (10,110)        (171,807)
     Disposal of capital asset                                                 39,971             --
                                                                            ---------       ----------
               Net cash used in investing activities                           29,861         (171,807)

Cash flow from financing activities:
     Principal payments on long-term debt                                     (37,761)         (37,887)
     New lease obligations                                                       --            131,799
     Principal payments on capital lease obligations                          (89,032)         (42,034)
     Dividends paid                                                           (70,320)         (24,814)
     Proceeds from issuance of common stock                                    25,000             (650)
     Purchase of common shares                                                (28,087)            --
               Net cash provided by (used in) financing activities           (200,200)          26,414
                                                                            ---------       ----------

               Net increase (decrease) in cash and
                 cash equivalents                                            (172,520)      (1,134,317)

Cash and cash equivalents:
     Beginning of period                                                      308,794        1,632,630
                                                                            ---------       ----------

     End of period                                                          $ 136,274          498,313
                                                                            =========       ==========

     Supplemental disclosure of cash flow information:
     Cash paid during quarter for:
       Interest                                                             $  14,535           14,036
                                                                            =========       ==========
       Income taxes                                                              --               --
                                                                            =========       ==========


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

(2) Inventories:


                                   May 31                  August 31
                                    1997                     1996
                                  --------                  -------
Raw materials                     $109,275                  $35,446
Work-in-progress                   153,220                   27,649
Finished goods                       7,536                    9,971
                                  --------                  -------
                                  $270,031                  $73,066
                                  ========                  =======

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

         The Company currently operates one facility in Raleigh, North Carolina with approximately 13 employees in 21,000 square feet of flex space. Operations are near 15% of capacity with one shift active.

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

RESULTS OF OPERATIONS

         COMPARISON OF THE NINE MONTHS AND QUARTERS ENDED MAY 31, 1997 AND MAY 31, 1996 BASED ON THE UNAUDITED FINANCIAL STATEMENTS REFERENCED HEREIN

         EMSG's financial performance more closely mirrors that of a new company with fixed overheads established to support higher levels of revenue than are currently attainable; however, without such overhead and infrastructure, EMSG would not be able to attract its targeted business. Management is currently re-evaluating the Company's strategic plan as to its target business and capital structure.

         Net Sales. Net sales are net of discounts and customer returns and are recognized upon shipment of an order to a customer. Net sales for the nine month period in 1997 were $574,981 less than that of the same period in 1996 due to a slow start up of contracts signed with two new customers. Also, the company's ability to get required materials to support shipments was impaired by cash flow issues.

         Gross Profit (Loss). Gross Profit (loss) equals net sales less cost of goods sold, which consist of labor and material, manufacturing costs (primarily lease payments for, and depreciation of, manufacturing equipment and facilities) and other manufacturing costs. Gross profit in 1997 increased to 3.7% in comparison to (.8%) in 1996 as a result of reductions in material costs of 8.3%, partially offset by a 6.5% increase in manufacturing overhead.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses (`SG&A') consist primarily of non-manufacturing salaries, sales commissions, and other general expenses. SG&A expense for 1997 was $56,403 more than that of 1996. Expenses of $387,890 were incurred for legal, accounting, consulting, and general administration of the small public company resulting from the July 29, 1996 merger, partially offset by reductions in general, selling and administrative expense of $331,487.

         Operating Income (Loss). Operating income (loss) is gross profit less SG&A, and other income and expenses. Loss from operations in 1997 was reduced by $19,835 as a result of increased gross profit of 76,238, partially offset by increased general, selling and administrative expense.

         Extraordinary: During the first nine-month period of fiscal 1996, the Company reached various settlements with its largest customer, which represented 80% of EMSG's ongoing order input at such time, and its suppliers for the cancellation and discontinuation of production of nearly fifty products and assemblies. As a part of the settlement, EMSG signed an agreement with its then largest customer that relieved EMSG of trade accounts payable to the customer and other suppliers. The agreement provided the customer relief of trade payables to EMSG of $48,054, and cash payments to EMSG. The net benefits to EMSG were $1,217,162. Further, suppliers to EMSG for materials and services used on behalf of its largest customer and related product lines relieved EMSG of $511,390 of accounts payable. Supplier settlements were essentially 50% of the amount owed with half of the 50% paid in quarterly installments beginning January 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         EMSG's cash and cash equivalents decreased by $172,520 from August 31, 1996 through May 31, 1997. The Company used $2,181 in cash for its operations during this nine-month period. Increased accounts payable of $521,996 were primarily offset by a net loss of $695,491.

         EMSG used $10,110 in cash for capital expenditures. Payments were made to reduce long-term debt ($37,761) and for capital leases ($89,032). Disposal of equipment yielded $39,371 and the sale of 66,666 common shares generated $25,000.

         Effective August 31, 1996, shareholders of the Class A Cumulative Preferred Stocks of ESD tendered 9,576 shares, out of the total 9,926 outstanding, in exchange for 1,276,768 shares (at the exchange ratio of 133.33 to 1) of EMSG Class A Cumulative Convertible Preferred Stock. In addition, EMSG paid each holder of ESD Preferred Stock who exchanged his or her shares of such stock, pursuant to the terms of the exchange offer, an amount equal to the accrued and unpaid dividends with respect to such shares. The total amount of $70,320 was paid in November 1996. Outstanding and unpaid dividends for the EMSG Class A Cumulative Preferred shares were $35,909 on May 31, 1997.

         Cash and cash equivalents decreased by $1,134,317 from August 31, 1995 through May 31, 1996. Cash used in reducing accounts payables ($1,635,147) and accrued liabilities ($364,962) was partially offset by the extraordinary income of $1,728,552. The Company also used $988,924 in operating activities, $37,887 in payments of long-term debt, $42,034 in payments of capital leases and $24,814 in dividend payments.

         The Company has been in discussions with equity investors to provide capital to support internal growth and acquisitions. The Company has also had discussions with potential strategic and joint-venture partners to effect a relationship that would assist it in better meeting its objectives and that could improve the financial position of the Company. There are no assurances that the Company will be successful in raising the required funds or consummating a relationship with a strategic or joint-venture partner. Further, without the addition of new capital or other financial support from outside sources there can be no assurances that the Company can continue its operations or meet its business objectives. Management is currently re-evaluating the Company's strategic plan as to its target business and capital structure. The Company has engaged outside professionals to assist Management in developing a plan to restructure the balance sheet in an effort to strengthen the Company's financial position and improve cash flow. There are no assurances that such a restructure can be accomplished or will result in the expected outcome. Without a successful restructure of the Company's debts, it is unlikely the Company can continue as a going concern.


PART II

ITEM 1. Legal Proceedings

         Neither the registrant nor its subsidiary are a party, nor is any of their property subject to material pending legal proceedings except as noted herein. The Company is involved with a claim and a counter claim with a previous customer concerning the customer's cancellation of product manufacturing. A negative outcome for the Company is not expected to be material with respect to its financial position, however, a positive outcome benefiting the Company is expected to be material if such claim were to be upheld by the courts. At this time, there is no certainty of the outcomes of the claims involved.

         The Company's sole subsidiary is in default on payment to a leasing company for the purchase of certain equipment. The leasing company is currently cooperating with the Company to sell the equipment and satisfy the indebtedness. This equipment is not expected to be used in the Company's ongoing operations.

ITEM 2. Changes in Securities.

         During the reported quarter, an officer of the Company tendered 75,000 shares of EMSG common stock at a price of $0.375 per share in exchange for indebtedness, as previously agreed to in his employment agreement.

ITEM 3. Defaults Upon Senior Securities.

         None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

         None.

ITEM 5. Exhibits and Reports on Form 8-K.

         27    Financial Data Schedule (for SEC use only).




         ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereonto duly authorized.



         Signature


         /s/ Kenneth H. Marks
         --------------------
         Kenneth H. Marks
         President and Chief Executive Officer
         (principal executive financial and accounting officer)