Form 10KSB40
period 1997-08-31
ELECTRONIC MANUFACTURING SERVICES GROUP INC
filed 1997-12-01
CIK 919723

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 1997

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
                                  Yes  X   No
                                      ---     ---

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment of this Form 10-KSB.    X
                                        ---

         The aggregate market value of the registrant's Common Stock at November 19, 1997 held by those persons deemed by the registrant to be non-affiliates was approximately $ 125,382. As of August 31, 1997, there were 6,269,118 shares of the registrant's Common Stock, $.0025 par value per share, outstanding.

         State issuer's revenues for its most recent fiscal year: $1,961,616.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS

PART I

Item 1.  Description of Business...............................................3

Item 2.  Description of Property..............................................10

Item 3.  Legal Proceedings....................................................10

PART II

Item 4.  Market for Common Equity and Related Stockholder Matters.............11

Item 5.  Management's Discussion and Analysis or Plan of Operation............12

Item 6.  Financial Statements.................................................16

Item 7.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure..................................35
PART III

Item 8.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act...........36

Item 9.  Executive Compensation...............................................37

Item 10. Security Ownership of Certain Beneficial Owners and
         Management...........................................................38

Item 11. Certain Relationships and Related Transactions.......................39

Item 12. Exhibits and Reports on Form 8-K.....................................40

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

         The electronics contract manufacturing industry is transitioning through a typical industry maturing cycle that began during the 1980's. The market is broadly segmented as follows:

         Nationally, there are fewer than twenty large contract manufacturers with sales greater than $200 million; their growth driven is primarily by the computer industry. SCI Systems and Solectron are the leaders with combined projected sales of nearly $11 billion in 1997. In addition to the growth generated by the computer industry, most of these companies have accelerated their growth through the acquisition of their customers' manufacturing facilities and operations.

         There are approximately 50 mid-sized contract manufacturers with sales ranging from $50 million to $1.0 billion servicing many specialty niches and supporting the production of computer peripherals.

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

         EMSG plans to service the market where the large and mid-tier EMS firms choose not to compete and where EMSG has special or niche skills that allow it to compete against smaller local and regional EMS firms. Niche areas include certain hybrid microelectronic assemblies and relatively low technology medium volume printed circuit card assemblies.

STRATEGY

         The Company's long-term strategic plan contemplates eventually acquiring businesses with complementary capabilities that bolster EMSG's competitiveness and value-added services. The short-term plans call for focused production of certain hybrid microelectronic assemblies and production of relatively low technology medium volume printed circuit card assemblies. The organization plans to have strong conceptual and sustaining engineering for value-added/value-engineering. EMSG plans to develop a value-chain of operating companies and virtual supply partners to provide for one-stop solutions (bundled services) in design, prototyping, manufacturing, assembly, order fulfillment, and warranty depot, giving EMSG the customer and market focus of a smaller EMS firm, but the financial, technical resources and cross-functional capabilities of a larger, publicly financed firm. The immediate focus of the organization is on restructuring and recapitalizing the Company.

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

         Manufacturing Process Technology. The Company intends to continue to offer its customers manufacturing process technologies, including surface mount technology ("SMT") assembly and testing and emerging interconnect technologies. The Company plans to develop SMT expertise including advanced, vision-based component placement equipment. The Company believes that the cost of SMT assembly facilities and the technical capability required to operate a high-yield SMT operation are significant competitive factors in the market for electronic assembly. Further, the Company believes that providing completed products and electro-mechanical subassembly manufacturing provides significant differentiation in the markets it serves. In the long-term, the Company plans to invest in developing these and other process capabilities.

MANUFACTURING

EMSG's Approach

         In order to successfully implement these management techniques, EMSG believes that it will need to develop the ability to timely collect and utilize internal data and a computer based information system. The Company believes these capabilities are critical to a successful assembly operation and represents a significant competitive factor, especially in turnkey projects. To manage this data, the Company uses PC based computer systems for material resource planning, shop floor control, work-in-process tracking, and other business functions.

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

         Responsiveness to customers, particularly as to engineering changes once manufacturing has commenced, is an important component of EMSG's manufacturing approach. Some products manufactured by the Company are in the early stages of their product life cycle and therefore may have many design or engineering changes. Upon receiving an engineering change notice, the Company identifies the impact of such changes on the production process, current inventory and open purchase orders. To support a continuous production flow while minimizing excess and obsolete inventory costs for the customer, the Company restructures bills of material and expedites orders for new components, as authorized. The Company also identifies and makes changes to its manufacturing instructions and test plans. In order to assure prompt customer response, the Company plans to assign each project a program manager or single point of contact. EMSG maintains regular contact with its customers to assure adequate information exchange, document control and activities coordination necessary to support a high level of quality and on-time delivery.

ELECTRONIC ASSEMBLY AND OTHER SERVICES

         EMSG's assembly activities consist primarily of the placement and attachment of electronic and mechanical components on printed circuit boards and ceramic substrates, assembly of populated printed circuit cards into subassemblies or finished products, electro-mechanical and chassis assembly, and miscellaneous. support operations including cable and harness assembly. The Company routinely assembles higher-level sub-systems and systems incorporating printed circuit boards and complex electromechanical components, in some cases manufacturing and packaging products for shipment directly to the customer's distribution point. In addition, EMSG provides other manufacturing services including refurbishment and warranty repairs. EMSG manufactures on a turnkey basis with EMSG directly procuring some or all of the components necessary for production, and on a consignment basis, where the OEM customer supplies all components for assembly.

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


BACKLOG

         Backlog consists of contracts or purchase orders with delivery dates scheduled within the next twelve months. As of November 20, 1997, EMSG's backlog was approximately $823,000. EMSG Systems Division, Inc.'s backlog was $763,000 on December 6, 1996. Because customers may cancel or reschedule deliveries and because certain customers have product demands that are forecast driven vs firm order driven, backlog is not a meaningful indicator of future financial results.

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

EMPLOYEES

         As of November 15, 1997, the Company employed 17 persons; 14 full-time and 3 part-time.


ITEM 2.           DESCRIPTION OF PROPERTY

         The Company maintains its corporate offices and manufacturing facilities at 6638 Old Wake Forest Road, Raleigh, North Carolina 27616 which it leases from K.D. Kennedy, Jr. The current lease is on a month-to-month basis. The rent is approximately $8,100 per month for 21,000 square feet.

ITEM 3.           LEGAL PROCEEDINGS

         During the spring of 1997, the Company made demand on one of its customers, Miltope Corporation ("Miltope") for damages incurred as a result of Miltope's alleged untimely termination of an agreement with the Company to purchase components especially manufactured by the Company for Miltope. During the course of those discussions, on May 28, 1997, Miltope, without notice, instituted a declaratory judgement action in state court in Alabama (the "Miltope Action"), asking the Court to declare the rights of the parties under the agreement. Miltope also requested damages from the Company in the approximate amount of $25,000. On June 19, 1997, the Company instituted suit against Miltope in the United States District Court for the Eastern District of North Carolina for damages in excess of $700,000 for Miltope's breach of its agreement (the "Company's Action"). Miltope has moved to dismiss the Company's Action, asserting lack of personal jurisdiction. The motion is pending before the Court.

         The Miltope Action was removed by the Company to Federal Court in Alabama, and has since been transferred to federal court in the Eastern District of North Carolina, where it likely will be consolidated with the Company Action. The Company intends to pursue vigorously its claim against Miltope and to defend vigorously the claim by Miltope against the Company.

         The Company is not a party to any other pending legal proceedings, other than routine litigation incidental to its business.

                                     PART II

ITEM 4.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

Period                                                                     High          Low
------                                                                    -----         -----
Quarter ended August 31,1997............................................   .093          .031
Quarter ended May 30, 1997 .............................................   .156          .062
Quarter ended February 28, 1997.........................................   .468          .375
Quarter ended November 29, 1996.........................................  1.250         1.062
Quarter ended August 31 1996............................................  3.125         2.250
Quarter ended May 31, 1996 .............................................  3.000         1.500
Quarter ended February 29, 1996.........................................  1.625         2.375
Quarter ended November 30, 1995.........................................  4.250         1.000


         Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         The approximate number of record holders of the Company's Common Stock as of August 31, 1997 was 300 inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

         Pursuant to the terms and conditions of the merger by and among Kenmar Business Groups, Inc. and J. A. Industries, Inc., Kenmar stockholders had an option to acquire 750,000 shares to be distributed on a prorata basis of their previous ownership. This option was exercised in April 1997.

         The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 5.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

         EMSG provides manufacturing services to original equipment manufacturers (`OEM's') in the electronics industry, including producers of telecommunication and data communication equipment, industrial controls, computers & peripherals and instrumentation. Primary services include materials procurement, printed circuit card and chassis assembly, and testing. EMSG currently has approximately 10 customers, 4 of which accounted for 88% of its sales for the twelve months ending August 31, 1997. Following the loss of its largest customer in 1995, the Company conducted its operations in 42,000 square feet of flex space with 85 employees. Since such loss, steps have been taken to size the operations to more closely match the revenue without losing the key employees and skills required to regrow the business. This has caused the Company to incur losses from operations for fiscal years 1996 and 1997. The Company currently operates one facility in Raleigh, North Carolina with approximately 17 employees in 21,000 square feet of flex space. Operations are near 30% of capacity with one shift active.

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

         The Company has a three-year contract with a major customer. Due to capitalization issues with the Company, the customer could cancel the contract at any time. The products currently being produced under that contract could be phased-out starting in mid 1998.

         The financial information and discussion below should be read in conjunction with the audited financial statements for the appropriate period and the notes attached thereto.

RESULTS OF OPERATIONS

         COMPARISON OF THE YEARS ENDED AUGUST 31, 1996 AND AUGUST 31, 1997 BASED ON THE AUDITED FINANCIAL STATEMENTS REFERENCED HEREIN

                                                                Twelve Months Ending August 31, 1996
                                                                ------------------------------------
                                                                          & August 31, 1997
                                                                          -----------------
                                                                         1997            1996
                                                                        -----           -----
         Net sales ..........................................           100.0%          100.0%
         Cost of goods sold .................................           103.0           102.9
                                                                        -----           -----
         Gross profit .......................................            (3.0)           (2.9)
         Selling, general, and administrative ...............            43.4            36.9
         Operating income ...................................           (46.4)          (39.8)
         Interest & other expenses (net) ....................            (2.5)            (.7)
                                                                        -----           -----
         Income before income taxes .........................           (48.9)          (40.5)
         Income taxes .......................................              --              --
         Net income .........................................           (48.9)          (40.5)
         Extraordinary item .................................              --            66.1
                                                                        -----           -----
         Net income after income taxes and extraordinary item           (48.9)           25.6
                                                                        =====           =====


The factors affecting changes in the percentages shown in the foregoing table are discussed below.

         With twenty five percent reduction in net sales from the prior period EMSG restructured its infrastructure, but continued operations with a core group of employees and an average base revenue of $163,468 per month. EMSG's financial performance more closely mirrors that of a new company with fixed overheads established to support higher levels of revenue than are currently attainable; however, without such overhead and infrastructure, EMSG would not be able to attract its targeted business.

Net Sales. Net sales are net of discounts and customer returns and are recognized upon shipment of an order to a customer. Net sales for 1997 were $1,961,616, $651,974 less than that of the same period in 1996 primarily due to decrease in orders from certain customers and difficulty in attracting new customers due to capitalization issues.

         One new customer with approximately $600,000 of new orders was added in 1997. Weakness in this client order input has resulted in no orders from it in 1998.

Gross Loss. Gross loss equals net sales less cost of goods sold, which consist of labor and material, manufacturing costs (primarily lease payments for, and depreciation of, manufacturing equipment and facilities) and other manufacturing costs. Gross loss decreased $16,750 from 1996 to 1997 resulting primarily from better product mix and reduced direct labor costs and manufacturing overhead. Material cost of sales were 11% lower, offsetting the effect of volume reduction. There were also offsetting cost reductions in direct labor of $108,000. Manufacturing overhead increased by $40,000 as a result of losses of $121,425 in manufacturing lease cancellations partially offset by cost reductions in 1997. Operations yielded a low 3.0 margin loss, as planned, due to the fixed overhead expenses kept in place to continue EMSG efforts to regrow the business during 1997. Such overhead could not be fully absorbed by the level of sales during the twelve month period discussed.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (`SG&A') consist primarily of non-manufacturing salaries, sales commissions, and other general expenses. SG&A expense for 1997 was $112,882 less than that of 1996, resulting from $103,000 reduction in sales and marketing expense and decreases in administrative and finance expenses, although there were expenses resulting from a full year of overhead of the small public company.

Operating Loss. Operating income (loss) is gross profit less SG&A. Loss from operations for 1997 was ($910,625) or $129,632 less than that of 1996. This is the result of lower volume offset by better margin mix and cost reductions as explained above.

Interest Expense. Interest for 1997 of $54,246 was reduced from $60,732 in 1996 as a result of lease cancellations. A reduction of EMSG's cash and cash equivalents position resulted in a reduction of $36,949 in interest income.

Income Tax Expense. The Company did not record an income tax provision in 1996 due to the tax loss carry forward from fiscal 1994. In addition, EMSG believes that it met the insolvency tests per section 108 of the Internal Revenue Code prior to the Settlements causing the income at that time to be exempt from taxation. If EMSG fails to pass the aforementioned insolvency test, the booking of a tax provision could adversely effect its net income and earnings per share for the period ending August 31, 1996. 1997 showed a net loss and therefore there was no income tax provision.

Extraordinary: During the first quarter of fiscal 1996, the Company reached various settlements with its largest customer, which represented 80% of EMSG's ongoing order input at such time, and its suppliers for the cancellation and discontinuation of production of nearly fifty products and assemblies. As a part of the settlement, EMSG signed an agreement with its then largest customer that relieved EMSG of trade accounts payable to the customer and other suppliers of $1,121,151. The agreement provided the customer relief of trade payables to EMSG of $48,054 Further, suppliers to EMSG for materials and services used on behalf of its largest customer and related product lines relieved EMSG of $511,390 of accounts payable. Supplier settlements were essentially 50% of the amount owed with half of the 50% being paid in quarterly installments beginning January 1, 1996. There were no extraordinary items in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         EMSG's cash and cash equivalents decreased by ($271,984) from August 31, 1996 through August 31, 1997. The Company used $120,597 in cash for its operations and $148,818 in financing activities during the year. Dividends for the Class A Cumulative Preferred stock of EMSG Systems Division, Inc. ("ESD,") a subsidiary of EMSG, were paid during 1997 in the amount of $70,320 as final settlement of dividends in arrears to stockholders that converted their ESD preferred stockholdings into EMSG Class A Cumulative Convertible Preferred Stock.

Equipment leases were cancelled during the year resulting in a reduction of principal and interest payments.

         EMSG used $2,018 in cash for capital expenditures There were proceeds of $25,001 from the issuance of common stock.

         The 350 shares of ESD Preferred Stock that were not tendered are shown in the 8/31/97 balance sheet at their face value plus accretion and dividends in arrears. The total amount is $30,077.

FUTURE FINANCING

         The Company has undertaken an initiative to restructure most of its debts, both current and long-term, so that the debt service is appropriate to the size and capability of the organization. Once such restructuring is complete, the Company plans to pursue new sources of funding to improve liquidity and assure adequate working capital. There are no assurances that the Company will be successful in either its planned restructuring or its attempts to raise new capital; both of which raise concerns about the ability of the Company to continue as a going concern.

ITEM 6.            FINANCIAL STATEMENTS.








                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                  Consolidated Financial Statements
                  August 31, 1997 and 1996
                  (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Electronic Manufacturing Services Group, Inc.:

We have audited the accompanying consolidated balance sheets of Electronic Manufacturing Services Group, Inc. and subsidiaries as of August 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Manufacturing Services Group, Inc. and subsidiaries as of August 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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



                                                    KPMG Peat Marwick LLP
November 3, 1997
Raleigh, North Carolina

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                           Consolidated Balance Sheets

                            August 31, 1997 and 1996

                      Assets                                                               1997                 1996
                      ------                                                           -----------          ----------
Current assets
     Cash and cash equivalents                                                         $    36,810             308,794
     Accounts receivable - trade, net of allowance
       for doubtful accounts of $10,000 and $5,500
       in 1997 and 1996, respectively                                                      230,910             302,021
     Accounts receivable - other (note 14)                                                    --                17,287
     Inventories, net (note 4)                                                             147,954              73,066
     Prepaid expenses and other current assets                                              10,180              60,910
                                                                                       -----------          ----------
Total current assets                                                                       425,854             762,078
                                                                                       -----------          ----------

Property and equipment, net (notes 5 and 8)                                                162,918             564,208
                                                                                       -----------          ----------

Other assets:
     Note receivable from officer (note 14)                                                 84,648             100,000
     Deposits and other assets                                                               9,175              14,136
     Cost in excess of net assets of acquired business,
       net of accumulated amortization of $259,537
       and $240,037 in 1997 and 1996, respectively                                          58,500              78,000
                                                                                       -----------          ----------
Total other assets                                                                         152,323             192,136
                                                                                       -----------          ----------
                                                                                       $   741,095           1,518,422
                                                                                       ===========          ==========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Current maturities of long-term debt (notes 7 and 14)                                 104,776              56,628
     Current obligations under capital leases (note 8)                                       5,199              77,551
     Accounts payable, trade                                                               839,897             313,362
     Other accrued liabilities                                                              47,714              69,555
     Preferred dividend payable (note 10)                                                   47,878              70,320
     Accrued bonus (note 14)                                                                 5,558              20,822
                                                                                       -----------          ----------
Total current liabilities                                                                1,051,022             608,238
                                                                                       -----------          ----------

Long-term debt, less current maturities (notes 7 and 14)                                   381,976             486,753
                                                                                       -----------          ----------

Long-term obligations under capital leases (note 8)                                          5,693             110,085
                                                                                       -----------          ----------

Class A cumulative preferred stock, $50 par value; with a preference in liquidation over the holders of common stock of $50 plus accrued dividends;
   authorized 30,000 shares, 350 and 550 shares,
   issued and outstanding in 1997 and 1996, respectively (note 10)                          30,077              44,054
                                                                                       -----------          ----------

Stockholders' equity (deficit) (notes 10 and 11):
     Class A, preferred stock cumulative and convertible
       $.01 par value; authorized 3,000,000 shares; 1,276,768 and
       1,250,103 issued at August 31, 1997 and 1996, respectively                           12,768              12,501


     Common stock, $0.0025 par value; authorized 20,000,000
       shares, 6,269,118 and 5,527,452  issued
       and outstanding in 1997 and 1996, respectively                                       15,673              13,819
     Additional paid-in capital                                                          1,007,289             998,707
     Retained deficit                                                                   (1,763,403)           (755,735)
                                                                                       -----------          ----------
Total stockholders' equity (deficit)                                                      (727,673)            269,292
                                                                                       -----------          ----------
Commitments (notes 8 and 9)
                                                                                       $   741,095           1,518,422
                                                                                       ===========          ==========

See accompanying notes to consolidated financial statements

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                      Consolidated Statements of Operations

                      Years ended August 31, 1997 and 1996



                                                                            1997                1996
                                                                        -----------          ----------
Net sales                                                               $ 1,961,616           2,613,590
Cost of goods sold (note 5)                                               2,021,158           2,689,882
                                                                        -----------          ----------
        Gross loss                                                          (59,542)            (76,292)
                                                                        -----------          ----------

General, selling and administrative expenses                                851,083             963,965
                                                                        -----------          ----------

        Operating loss                                                     (910,625)         (1,040,257)
                                                                        -----------          ----------

Other income (expenses):
     Interest income                                                          5,081              42,030
     Interest expense                                                       (54,246)            (60,732)
                                                                        -----------          ----------
        Other expense, net                                                  (49,165)            (18,702)
                                                                        -----------          ----------

        Loss before income taxes and extraordinary item                    (959,790)         (1,058,959)

Income taxes (note 12)                                                         --                  --
                                                                        -----------          ----------

        Loss before extraordinary item                                     (959,790)         (1,058,959)

 Extraordinary item (note 16)                                                  --             1,728,552
                                                                        -----------          ----------

        Net income (loss)                                                  (959,790)            669,593

Accretion of preferred stock                                                 (2,064)            (58,570)

Dividends on preferred stock (note 10)                                      (47,878)            (37,222)
                                                                        -----------          ----------

        Net income (loss) applicable to common shareholders             $(1,009,732)            573,801
                                                                        ===========          ==========

Weighted average number of shares (note 15)                               5,847,590           2,994,037
                                                                        ===========          ==========

Earnings per common share and common share equivalent (note 15)

   Loss before extraordinary item                                       $     (0.17)              (0.38)
   Extraordinary item                                                          --                  0.57
                                                                        -----------          ----------
   Net income (loss)                                                    $     (0.17)               0.19
                                                                        ===========          ==========


See accompanying notes to consolidated financial statements.

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                      Consolidated Statements of Cash Flows

                      Years ended August 31, 1997 and 1996


                                                                            1997                1996
                                                                         ---------          ----------
Cash flow from operating activities:
     Net income (loss)                                                   $(959,790)            669,593
     Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
         Extraordinary item                                                   --            (1,728,552)
         Depreciation and amortization                                     207,140             254,122
         Loss on disposal of property and equipment                         85,794                --
         Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                       71,111             (28,959)
           Decrease (increase) in inventories                              (74,888)            258,474
           Decrease in prepaid expenses and other current assets            50,730              26,236
           Decrease in accounts receivable, other                            4,915               1,845
           Decrease in deposits and other assets                             4,961              24,262
           Increase (decrease) in accounts payable, trade                  526,535            (428,820)
           Increase in accrued bonus                                       (15,264)             20,822
           Decrease in other accrued liabilities                           (21,841)           (356,401)
             Net cash used in operating activities                        (120,597)         (1,287,378)
                                                                         ---------          ----------

Cash flow from investing activities:
     Capital expenditures                                                   (2,018)            (20,043)
     Issuance of note receivable from officer                                 (551)           (100,000)
                                                                         ---------          ----------
             Net cash used in investing activities                          (2,569)           (120,043)
                                                                         ---------          ----------

Cash flow from financing activities:
     Acquisition of business                                                  --               510,000
     Organization costs                                                       --              (237,350)
     Purchase of treasury stock                                               --                  (625)
     Proceeds from issuance of common stock                                 25,001                --
     Principal payments on long-term debt                                  (56,629)            (38,999)
     Principal payments on capital lease obligations                       (46,870)           (112,219)
     Dividends paid                                                        (70,320)            (37,222)
                                                                         ---------          ----------
             Net cash provided by (used in) financing activities          (148,818)             83,585
                                                                         ---------          ----------

              Net decrease in cash and cash equivalents                   (271,984)         (1,323,836)

Cash and cash equivalents:
     Beginning of year                                                     308,794           1,632,630
                                                                         ---------          ----------

     End of year                                                         $  36,810             308,794
                                                                         =========          ==========


                                                                     (Continued)

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                Consolidated Statements of Cash Flows, Continued

                      Years ended August 31, 1997 and 1996




                                                                                 1997              1996
                                                                              ---------          --------
Supplemental disclosure of cash flow information:
   Cash paid during year for:
       Interest                                                               $  54,246            28,605
                                                                              =========          ========
       Acquisition of business:
         Cash                                                                 $    --             510,000
         Payables                                                                  --            (264,199)
                                                                              ---------          --------
         Fair value of assets acquired                                        $    --             245,801
                                                                              =========          ========


Supplemental schedule of non-cash investing and financing activities:
       Capital lease obligations incurred                                     $    --             188,450
                                                                              =========          ========
Capital leases terminated:
       Net equipment                                                          $(215,668)             --
       Capital lease obligations                                                129,874              --
       Loss on terminations                                                      85,794              --
                                                                              ---------          --------
       Net effect on cash                                                     $    --                --
                                                                              =========          ========

Redemption of common stock:
       Accounts receivable, other                                                12,372              --
       Note receivable from officer                                              15,903              --
       Common stock                                                                (187)             --
       Additional paid-in capital                                               (28,088)             --
                                                                              ---------          --------
       Net effect on cash                                                     $    --                --
                                                                              =========          ========

     During 1996 the Company entered into agreements with its major suppliers and largest customer which resulted in a noncash gain which is disclosed as an extraordinary item (see note 17).

     During 1996 the Company offered to exchange Class A convertible preferred stock for all of the Class A preferred stock (see note 11).


See accompanying notes to consolidated financial statements.

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

            Consolidated Statements of Stockholders' Equity (Deficit)

                      Years ended August 31, 1997 and 1996

                                  Class A                                                                                 Total
                               Preferred Stock          Common Stock      Treasury Stock    Additional                 stockholders'
                              -----------------    --------------------   ---------------     paid-in      Retained       equity
                              Shares     Amount    Shares        Amount   Shares   Amount     capital       deficit      (deficit)
                              ------     ------    ------        ------   ------   ------   ----------    ----------    ---------
Balance at
  August 31, 1995               --     $  --         64,714    $ 64,714    --      $--          99,667    (1,150,756)   (986,375)
Preferred dividends
  paid (note 10)                --        --           --          --      --       --            --         (37,222)    (37,222)
Accretion of
  preferred stock               --        --           --          --      --       --         (58,570)         --       (58,570)
Purchase of
  treasury stock                --        --           --          --       250     (625)         --            --          (625)
Net income                      --        --           --          --      --       --            --         669,593     669,593
Organization
  costs (note 1)                --        --           --          --      --       --            --        (237,350)   (237,350)
Recapitalization
  (note 1)                      --        --      5,462,738     (50,895)   (250)     625       296,071          --       245,801
Conversion of
  preferred stock
  (note 10)                1,250,103    12,501         --          --      --       --         661,539          --       674,040
                           ---------   -------   ----------    --------    ----    -----    ----------    ----------    --------
Balance at
  August 31, 1996          1,250,103    12,501    5,527,452      13,819    --       --         998,707      (755,735)    269,292
Issuance of common
  stock upon
  exercise of options           --        --        750,000       1,875    --       --          (1,874)         --
Accretion of
  preferred stock               --        --           --          --      --       --          (2,064)         --        (2,064)
Undeclared dividends
  on preferred stock            --        --           --          --      --       --            --         (47,878)    (47,878)
Issuance of common stock        --        --         66,666         166    --       --          24,834          --        25,000
Redemption of
  common stock                  --        --        (75,000)       (187)   --       --         (28,088)         --       (28,275)
Net loss                        --        --           --          --      --       --            --        (959,790)   (959,790)
Conversion of
  preferred stock
  (note 10)                   26,665       267         --          --      --       --          15,774          --        16,041
                           ---------   -------   ----------    --------    ----    -----    ----------    ----------    --------
Balance at
  August 31, 1997          1,276,768   $12,768    6,269,118    $ 15,673    --      $--       1,007,289    (1,763,403)   (727,673)
                           =========   =======   ==========    ========    ====    =====    ==========    ==========    ========



See accompanying notes to consolidated financial statements.

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                   Notes to Consolidated Financial Statements

                            August 31, 1997 and 1996


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

(2)      Concentration of Credit Risk and Major Customers

         During the year ended August 31, 1997 the Company had approximately 10 customers, 4 of which accounted for 88% of its sales.

(3)      Summary of Significant Accounting Policies

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and EMSG Systems Division, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

         Income Taxes

         Income taxes are calculated using the asset and liability method in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Due to the Company's operating loss carryforwards, management has determined that a valuation allowance equal to the amount of net deferred tax assets is required.

         Earnings Per Share

         Earnings per share are based upon the weighted average number of common and common equivalent shares outstanding during the period.

         Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share". SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and establishes standards for computing and presenting earnings per share (EPS). This statement will require the Company to present Basic and Diluted EPS. There will be no material impact of adoption of SFAS No. 128.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. There will be no material impact of adoption of SFAS No. 130.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and establishes standards for the way that public business enterprises report information about operating segments. There will be no material impact of adoption of SFAS No. 131.

         Use of Estimates

         In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(4)      Inventories

         Inventories consist of:

                                    1997            1996
                                  --------         ------
         Raw materials            $ 64,657         35,446
         Work-in-progress           75,914         27,649
         Finished goods              7,383          9,971
                                  --------         ------
                                  $147,954         73,066
                                  ========         ======

(5)      Property and Equipment

         Property and equipment consist of the following:

                                                                   1997               1996
                                                                ----------         ---------
         Leasehold improvements                                 $  164,912           164,912
         Machinery and equipment                                   532,982           833,462
         Computer hardware and software                            392,003           389,985
         Furniture and fixtures                                     93,207            93,207
         Vehicles                                                    9,182             9,182
                                                                ----------         ---------
               Total                                             1,192,286         1,490,748

         Less accumulated depreciation and amortization          1,029,368           926,540
                                                                ----------         ---------

         Property and equipment, net                            $  162,918           564,208
                                                                ==========         =========

         Depreciation expense was $187,640 and $234,622 in 1997 and 1996, respectively.

(6)      Acquisition

         In 1992, the Company purchased all of the outstanding stock of TSI, a manufacturer of electronic printed circuit board assemblies for original equipment manufacturers. As a result of this acquisition, the principal stockholder and chief executive of TSI entered into a ten year non-compete agreement in return for a monthly payment of $3,000 for ten years ending October 15, 2002. Cash payments under the agreement were $36,000 in 1997 and 1996.

(7)      Long-Term Debt

         Long-term debt consists of the following:

                                                                       1997             1996
                                                                     --------         -------
         Subordinated promissory notes payable in monthly
           installments of $9,009, including interest at 8%,
           through October 2002                                      $456,261         508,216
         8% uncollateralized note payable to stockholder
           repayable in monthly installments of $610 and
           a balloon payment of $30,083 on October 15, 1997,
           renewed during October 1997                                 30,491          35,165
                                                                     --------         -------
                                                                      486,752         543,381
         Less current maturities                                      104,776          56,628
                                                                     --------         -------
                                                                     $381,976         486,753
                                                                     ========         =======

         Principal maturities of debt at August 31, 1997 are as follows:

              Year ending August 31,
              ----------------------
                1998                                             $104,776
                1999                                               80,452
                2000                                               87,130
                2001                                               94,361
                2002                                              102,192
                Thereafter                                         17,841
                                                                 --------
                Total long-term debt                             $486,752
                                                                 ========

(8)      Obligations Under Capital Leases

         The Company leases equipment under capital leases which expire on various dates through 1999. Included in property and equipment are the following amounts applicable to these leases:

                                                            1997         1996
                                                           -------      -------
              Machinery and equipment                      $65,182      365,662
              Less accumulated amortization                 43,860       88,011
                                                           -------      -------
                                                           $21,322      277,651
                                                           =======      =======

         The following is a schedule by years of future minimum lease payments under capital leases as of August 31, 1997:

              Year ending August 31
              =====================
              1998                                                   $ 5,512
              1999                                                     5,610
                                                                     -------
              Total minimum lease payments                            11,122
              Less amounts representing interest                        (230)
                                                                     -------
              Present value of future minimum lease payments          10,892
              Less current maturities                                  5,199
                                                                     -------
                                                                     $ 5,693
                                                                     =======

(9)      Commitments

         The Company leases certain office and production space, machinery and equipment under noncancellable operating leases expiring at various dates through 2002. During the years ended August 31, 1997 and 1996, the Company incurred rental expenses of $128,930 and $107,995, respectively, under these leases. During 1997, the lease on the office space expired. Rents for office space are being paid on a monthly basis.

         Future minimum lease payments under the terms of the above leases are as follows:

                                    1998                        $ 3,468
                                    1999                          3,468
                                    2000                          3,468
                                    2001                          3,468
                                    2002                            578
                                                                -------
                                                                $14,450
                                                                =======

(10)     Preferred Stock

         The Class A cumulative preferred stock ("Class A preferred stock") is entitled to a 10% cumulative dividend payable quarterly, subject to the provisions of North Carolina law. Each share of Class A preferred stock may be called or put at any time after five years from the date of issuance at a rate of one and one-half times the issue price. Cumulative unpaid dividends are $3,063 and $73,008 as of August 31, 1997 and 1996, respectively. Dividends of $70,320 and $37,222 were paid to the Class A preferred stockholders in 1997 and 1996, respectively.

         Upon liquidation, the Class A cumulative preferred stock shares have preference over holders of common stock in an amount equal to the issue price ($50 per share) plus cumulative dividends in arrears.

         During 1996, the Company offered to exchange Class A preferred stock, $.01 par value ("EMSG Preferred Stock") for all of the Class A cumulative preferred stock at an exchange rate of 28.57 shares of EMSG preferred stock for each share of Class A cumulative preferred stock. In addition the Company promised to pay each holder of Class A cumulative preferred stock who exchanged their shares pursuant to this offer which expired on August 31, 1996, an amount equal to the accrued and unpaid dividends with respect to such shares as of the time of the exchange. Holders of 9,376 shares of Class A preferred stock converted their shares pursuant to this offer in 1996. During 1997, the offer was extended and an additional 200 shares were converted.

         During 1997, the exchange ratio was revised from 28.57 to 133.33 to comply with the written consent of the Board of Directors. The Class A Preferred Stock shares outstanding, Class A Preferred Stock and additional paid in capital amounts have been restated to reflect the revised exchange ratio.

         Dividends

         The holders of the EMSG preferred stock are entitled to receive dividends at the rate of $.0375 per share per annum. Such dividends are cumulative from the issue date and shall be payable in arrears, when and as declared by the board of directors on March 15, June 15, September 15 and December 15, of each year.

         Conversion Rights

         The holders of the EMSG preferred stock shall be convertible into common stock as follows:

         (a)      Option Conversion

         The holders of any shares shall have the right to convert any of such shares into fully paid and nonassessable unregistered shares of common stock at the conversion price in effect on the conversion date.

         (b)      Conversion Price

         Each share of Class A preferred stock shall be converted into a number of shares of common stock determined by dividing the sum of (a) the subscription price plus (b) any dividends on such shares of Class A preferred stock which such holder is entitled to receive, but has not yet received, by (ii) the conversion price in effect on the conversion date, and multiplying that quotient by one and one-half (1.5). The conversion price at which shares of common stock shall initially be issuable upon conversion of the shares of Class A preferred stock shall be $.375 per share.

(11)     Stock Option Plan

         The Company adopted a non-qualified stock option plan in 1996. Options immediately vest and expire 10 years from the grant date. The options entitle the holders to convert the options into shares of common stock at prices ranging from $.06 to $2.50 per share. No options have been exercised as of August 31, 1997, and $727,730 shares are exercisable. The weighted average remaining contractual life of options outstanding is 5.3 years.

                                                                       Weighted
                                                      Number of         average
                                                       options         exercise
                                                     outstanding        price
                                                     -----------       --------
         Balance outstanding at August 31, 1995            --           $  --
         Options granted                                667,730           .69
                                                        -------         -----
         Balance outstanding at August 31, 1996         667,730           .69
         Options granted                                 60,000          1.33
                                                        -------         -----
         Balance outstanding at August 31, 1997         727,730         $ .58
                                                        =======         =====

         The Company adopted a qualified stock option plan in 1993, under which 1,000,000 shares of common stock are authorized to be issued. The options are exercisable at times and in increments as specified by the individual agreements. The options expire in April 2002 and have a two year vesting period. During 1997, the option agreements were revised to provide for an exercise price of $.16 per share. The fair market value of options granted during 1997 was $.16 per share and 391,167 shares are exercisable. The weighted average remaining contractual life of options outstanding is 5 years.


                                                                        Weighted
                                                        Number of        average
                                                         options        exercise
                                                       outstanding       price
                                                       -----------      --------
         Balance outstanding at August 31, 1995             --            $  --
             Options granted                             419,000           2.25
                                                        --------          -----
         Balance outstanding at August 31, 1996          419,000           2.25
             Options granted                              57,667            .16
             Options terminated                          (40,000)          2.25
                                                        --------          -----
         Balance outstanding at August 31, 1997          436,667          $ .16
                                                        ========          =====

         The Company uses the intrinsic value method of accounting for stock based compensation plans. The exercise prices of the options in the 1996 and 1993 plans are in excess of the market price of the stock as of August 31, 1997, and therefore, there is no impact on net income or earnings per share under the fair value based method.

(12)     Income Taxes

         The components of net deferred tax assets and the net deferred tax liabilities as of August 31, 1997 and 1996 are as follows:

                                                                      1997                          1996
                                                                  -----------                     ---------
   Deferred tax assets:
           Net operating loss carryforward                        $ 1,658,502                     1,310,575
           Inventories, principally due to additional
             costs inventoried for tax purposes, pursuant
             to the Tax Reform Act of 1986 and inventory
             reserves                                                  39,767                        36,171
           Amortization of customer lists                              94,463                        86,835
           Other accruals                                              16,535                        13,815
                                                                  -----------                     ---------
                 Total gross deferred tax assets                    1,809,267                     1,447,396
           Valuation allowance                                     (1,753,163)                   (1,375,759)
                                                                  -----------                     ---------
                 Net deferred tax assets                          $    56,104                        71,637
                                                                  ===========                     =========

         Deferred tax liabilities:
           Property, plant and equipment, principally due
             to differences in depreciation                       $    56,104                        71,637
                                                                  -----------                     ---------
                 Total gross deferred tax liabilities             $    56,104                        71,637
                                                                  ===========                     =========

         The Company recorded a valuation allowance because the Company's financial position, its lack of consistent earnings, possible limitations on the use of carryforwards, and the expiration dates of certain of the net operating loss carryforwards, give rise to uncertainty as to whether the deferred tax asset is realizable.

         The actual income tax expense for 1997 and 1996 differs from the "expected" amount (computed by applying the statutory federal income tax rate of 34% to the earnings before income taxes) as follows:

                                                            1997                             1996
                                                 --------------------------      ---------------------------
                                                                     % of                             % of
                                                                    pretax                           pretax
                                                  Amount           earnings        Amount           earnings
                                                 ---------         --------      ---------          --------
         Computed "expected tax expense"         $(326,329)         34.0%        $ 227,661            34.0%
         Change in valuation allowance             326,329         (34.0%)        (227,661)          (34.0)
                                                 ---------          ----         ---------            ----
             Income tax expense                  $    --              --         $    --                - %
                                                 =========          ====         =========            ====

         At August 31, 1997, the Company has net operating loss carryforwards of approximately $4,687,000. The net operating loss carryforwards expire in various amounts from 2009 through 2011. Additionally, the Company has net operating loss carryforwards of approximately $1,268,000 for state income tax purposes which expire between 1999 and 2001.

(12)     Income Taxes, Continued

         The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards in the case of significant changes in ownership interests. Therefore, the Company's net operating loss carryforwards are limited. Consequently, if the Company has taxable income which exceeds the permissible yearly net operating loss carryforwards, the Company would incur a federal income tax liability even though net operating loss carryforwards would be available in future years.

(13)     Employee Benefit Plans

         The Company has a 401(k) defined contribution plan (the "Plan") covering substantially all full-time employees who meet certain age and length of service requirements. Participants are eligible to contribute up to 15% of their annual compensation, not to exceed legal limits. The Company does not make contributions to the Plan. Participants vest immediately in their contributions.

(14)     Related Party Transactions

         During October 1992, a member of the Board of Directors granted a ten year unsecured loan to the Company in the amount of $445,500. As of August 31, 1997 and 1996, the outstanding principal balance was approximately $274,000 and $305,000, respectively. Such amount is included in subordinated promissory notes (see note 7).

         During October 1992, the Company entered into a non-compete agreement with a former member of the Board of Directors (see note 6).

         In July 1996, an officer of the Company entered into an employment agreement with the Company which included a loan of $100,000, and an annual bonus based on net income before taxes. During 1997, the principal balance on the loan was reduced by $15,903 for shares of common stock tendered by the stockholder. The loan is non-interest bearing.

         Accounts receivable - other included an amount receivable from an officer of the Company of $12,372 in 1996. During 1997, the receivable was reduced in exchange for common stock of the officer.

         The Company incurred rental expense for facilities paid to a preferred stockholder of approximately $97,000 and $127,000 in 1997 and 1996, respectively.

(15)     Net Income Per Common Share

         At August 31, 1997 and 1996, there were 1,164,397 and 1,086,730, respectively, stock options outstanding.

         The net income per common share and common equivalent share are calculated by deducting dividends applicable to preferred shares from net income and dividing the result by the weighted average number of shares of common stock and common stock equivalents outstanding during each of the years. Presentation of fully diluted earnings per share is not presented as the effect is insignificant.

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

(17)     Fair Value of Financial Instruments

         Based on rates currently available to the Company, the estimated fair value of subordinated debt at August 31, 1997 was approximately $21,000 lower than the carrying value. The fair value of cash and cash equivalents, accounts receivable, note receivable from officer, accounts payable, other accrued liabilities, obligations under capital leases and uncollateralized debt approximate their carrying value.

(18)     Future Financing

         The Company has undertaken an initiative to restructure most of its debts, both current and long-term, so that the debt service is appropriate to the size and capability of the organization. Once such restructuring is complete, the Company plans to pursue new sources of funding to improve liquidity and assure adequate working capital. There are no assurances that the Company will be successful in either its planned restructuring or its attempts to raise new capital; both of which raise concerns about the ability of the Company to continue as a going concern.

(19)     Commitments and Contingent Liabilities

         The Company is party to certain claims and litigation in the normal course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the financial statements of the Company, taken as a whole.

ITEM 7. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company appointed KPMG Peat Marwick LLP as independent auditors as reported in the Company's Current Report on Form 8-K, dated July 31, 1996.

                                    PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICES, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company, their ages and present positions with the Company are as follows:

Name                  Age    Position Held with the Company       Director Since
----                  ---    ------------------------------       --------------

Kenneth H. Marks      34     Chairman of the Board of Directors,         1996
                             Chief Executive Officer, President,
                             and Treasurer

Alan G. Finkel        63     Director                                    1996


Ray Steckenrider      72     Director                                    1996


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

         Based solely on its review of the copies of such forms received by it, or written representations from certain persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended August 31, 1997, its officers, directors, and greater than ten percent shareholders complied with all applicable Section 16(a) filing requirements.


ITEM 9.  EXECUTIVE COMPENSATION.

         The following table provides information with respect to all compensation paid or accrued by the Company during the fiscal years ended August 31, 1996 to the Company's Chief Executive Officer, the only officer of the Company whose salary and bonus for fiscal year 1996 exceeded $100,000.

                           Summary Compensation Table

Name and Principal                                                1-Other Annual
Position                Year     Salary ($)       Bonus ($)       Compensation $
------------------      ----     ----------       ---------       --------------

Kenneth H. Marks        1997     125,000              -                 4,804
                        1996     125,000           53,567               2,783
                        1995     120,000              -                 2,200
                        1994     150,000              -                 2,200

1 Includes allocation of automobile expenses and imputed interest on a note payable to the Company.

         On July 30, 1996 the Company entered into an employment agreement with Kenneth H. Marks as its President and Chief Executive Officer. Under the terms of this agreement Mr. Marks is entitled to an annual salary of $125,000, adjusted 5% annually for inflation, plus an annual bonus of 8% of the pretax net income of the corporation. Also contained in the contract is provision for numerous customary benefits and clauses relating to termination, including severance equal to three years then salary. As of November 20, 1997, the annual salary increase due Mr. Marks effective July 30, 1997 was accrued but not paid.

         To date, Kenneth H. Marks has not exercised any options available to him.

         Members of the Board of Directors are paid out of pocket expenses related to attending each meeting. A determination is made at the end of the fiscal year as to an award of stock options as compensation for the time invested in performing their duties as board members.

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of November 20, 1997, treating all outstanding shares of Class A Cumulative Convertible Preferred Stock, warrants and options as if it were converted into common stock based on information contained in the Company's corporate records with respect to beneficial ownership of common stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding common stock, (ii) each director of the Company, (iii) the CEO of the Company, and (iv) all officers and directors as a group:

Name and Address of        Shares of Common          Percentage of
Beneficial Owner           Stock Owned*              Stock Outstanding
-------------------        ----------------          -----------------
Kenneth H. Marks           2,329,610      1                 26.00%

Alan G. Finkel               120,150      2                  1.38%

Ray Steckenrider              19,616      3                  0.22%
                           ---------                       -------

Directors and Officer      2,469,876                        27.5%
as a group

* as defined above


1 Includes the option to purchase 350,000 shares of the Company's common stock. Also includes 36,000 shares that are owned by nine Gift to Minor Act Trusts of which Mr. Marks is custodian. Includes 5,714 shares of Class A Cumulative Convertible Preferred Stock owned by Mr. Marks and his wife.

2 Includes the option to purchase 120,150 shares of the Company's common stock.

3 Includes the option to purchase 15,000 shares of the Company's common stock.

         The following table indicates, as of November 20, 1997, the options to purchase the Company's common stock held by the officers and directors of the
Company:

                     No. of Shares
                     Common Stock             Exercise     Expiration    Options
Name of Holder       Underlying the Option    Price/Share  Date           Vested
--------------       ---------------------    -----------  ----------    -------
Kenneth H. Marks         350,000              $ 0156       07/30/01      350,000

Alan G. Finkel           105,150              $0.156       10/07/03      105,150
                          15,000              $2.50        09/24/06       15,000

Ray Steckenrider          15,000              $2.50        09/24/06       15,000
                         -------                                         -------

Directors and Officers   485,150                                         485,150
as a group


ITEM 11.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On July 30, 1996, as a part of the employment agreement by and between the Company and Kenneth H. Marks, Mr. Marks exercised his right to borrow $100,000 from the Company at no interest for a period of one year. The note has twenty five renewal periods and is repayable with the Company's common stock. Interest is imputed at the lowest allowable federal rate.

         Mr. Marks tendered 75,000 common shares resulting in a $15,903 partial payment was booked in April 1997.

         The Company is a party to a consulting agreement, as amended, with its controller, Gonzalo Fernandez through August 31, 1997. This agreement has not been renewed but Mr. Fernandez has continued providing accounting services on a month-to-month basis. Mr. Fernandez is paid an hourly rate of $43.75.

ITEM 12.          EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

         The exhibits required by Item 601 of Regulation S-B are listed below.

                  Exhibit                      Description

                  2.1 (1)             Agreement and Plan of Merger, dated as of
                                      March 1, 1996, by and among the Company,
                                      EMSG Business Groups, Inc. and
                                      J.A. Industries of North Carolina, Inc.
                  3.1 (2)(3)          Articles of Incorporation
                  3.2 (2)             Bylaws
                  4.1 (2)             Specimen Certificate for Common Stock
                  10.1                Notes Payable resulting from the
                                      acquisition of TSI
                  10.2                Supply Agreement between EMSG Systems
                                      Division, Inc and Ericsson, Inc.
                  21.1                Subsidiaries of the registrant
                  22.1 (1)            Notice of Special Meeting of Shareholders
                                      and Proxy Statement, dated July 10, 1996
                  27.1                Financial Data Schedule (for SEC use only)

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

/s/ Kenneth H. Marks
--------------------
President and Chief Executive Officer
December 1, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Kenneth H. Marks
--------------------
President and Chief Executive Officer
(principal executive financial, and accounting officer)

/s/ Kenneth H. Marks
--------------------
Director

/s/ Alan G. Finkel
------------------
Director

/s/ Ray Steckenrider
--------------------
Director

Date: December 1, 1997