Form 10QSB
period 1997-11-30
ELECTRONIC MANUFACTURING SERVICES GROUP INC
filed 1998-01-16
CIK 919723

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1997

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

                                Yes X          No

         As of January 2, 1998, there were 6,269,118 shares of the registrant's Common Stock, $.0025 par value per share, outstanding.

Transition Small  Business Disclosure Format (Check one):    Yes  X     No

                                TABLE OF CONTENTS


PART I                                                                     PAGE

ITEM 1.   FINANCIAL STATEMENTS

         - CONSOLIDATED BALANCE SHEETS. NOVEMBER 30, 1997 (UNAUDITED) AND
           AUGUST 31, 1997 (AUDITED).                                         3

         - CONSOLIDATED STATEMENTS OF OPERATIONS. QUARTERS ENDED NOVEMBER
           30, 1997 AND 1996 (UNAUDITED).                                     5

         - CONSOLIDATED STATEMENTS OF CASH FLOWS. QUARTERS ENDED NOVEMBER
           30, 1997 AND 1996 (UNAUDITED)                                      6

ITEM 2.  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.                                         7

PART II                                                                      10
ITEM 1.   LEGAL PROCEEDINGS

ITEM 2.   CHANGES IN SECURITIES

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K

ITEM 1. FINANCIAL STATEMENTS

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                           Consolidated Balance Sheets

           November 30, 1997 (unaudited) and August 31, 1997 (audited)


                                                                                    November 30        August 31
                                                                                        1997              1997
                                                                                    -----------       -----------
Assets
Current assets
     Cash and cash equivalents                                                      $    51,752       $    36,810
     Accounts receivable - trade, net of allowance
       for doubtful accounts of $296 and $10,000
       respectively                                                                     128,493           230,910
     Inventories, net (note 2)                                                          152,929           147,954
     Prepaid expenses and other current assets                                           15,334            10,180
                                                                                    -----------       -----------

Total current assets                                                                    348,508           425,854
                                                                                    -----------       -----------

Property and equipment, net                                                             118,154           162,918
                                                                                    -----------       -----------

Other assets:
     Note receivable from officer                                                        84,776            84,648
     Deposits and other assets                                                            9,175             9,175
     Cost in excess of net assets of acquired business,
       net of accumulated amortization of $259,537
       and $240,037 in 1997 and 1996, respectively                                       53,625            58,500
                                                                                    -----------       -----------

Total other assets                                                                      147,576           152,323
                                                                                    -----------       -----------


                                                                                    $   614,238       $   741,095
                                                                                    ===========       ===========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Current maturities of long-term debt                                           $    76,398       $   104,776
     Current obligations under capital leases                                             3,649             5,199
     Accounts payable, trade                                                            792,276           839,897
     Other accrued liabilities                                                           78,690            47,714
     Preferred dividend payable                                                          59,849            47,878
     Accrued bonus                                                                        5,558             5,558
                                                                                    -----------       -----------

Total current liabilities                                                             1,016,420         1,051,022
                                                                                    -----------       -----------

Long-term debt, less current maturities                                                 397,135           381,976
                                                                                    -----------       -----------

Long-term obligations under capital leases                                                5,988             5,693
                                                                                    -----------       -----------

Class A cumulative preferred stock, $50 par value; with a preference in liquidation over the holders of common stock of $50 plus accrued dividends;
   authorized 30,000 shares, 550 shares,
   issued and outstanding                                                                30,597            30,077
                                                                                    -----------       -----------

Stockholders' equity (deficit):
     Class A, preferred stock cumulative and convertible $.01 par value;
       authorized 3,000,000 shares; 1,276,768
       issued and outstanding                                                            12,768            12,768
     Common stock, $0.0025 par value; authorized 20,000,000
       shares, 6,269,118 issued and outstanding                                          15,673            15,673
     Additional paid-in capital                                                       1,009,335         1,007,289
     Retained deficit                                                                (1,873,678)       (1,763,403)
                                                                                    -----------       -----------

Total stockholders' equity (deficit)                                                   (835,902)         (727,673)
                                                                                    -----------       -----------


                                                                                    $   614,238       $   741,095
                                                                                    ===========       ===========

See accompanying notes to consolidated financial statements.

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                      Consolidated Statements of Operations

                    Quarters ended November 30, 1997 and 1996

                                   (Unaudited)



                                                                    1997              1996
                                                                -----------       -----------

Sales                                                           $   369,052       $   494,009
Cost of goods sold                                                  306,564           453,875
Gross profit (loss)                                                  62,488            40,134
                                                                -----------       -----------

General, selling and administrative expenses                        149,930           253,468
                                                                -----------       -----------
     Operating (loss)                                               (87,442)         (213,334)

Other income (expenses):
Interest income                                                         467             2,564
Interest expense                                                     (9,287)          (16,481)
                                                                -----------       -----------
     Other income (expense), net                                     (8,820)          (13,917)

     (Loss) before income taxes                                    (96,262)         (227,251)
                                                                -----------       -----------

 Income taxes                                                          --                --
                                                                -----------       -----------

     (Loss) before extraordinary item                               (96,292)         (227,251)

Extraordinary item                                                     --                --
                                                                -----------       -----------

     Net income after income taxes and
      extraordinary item                                            (96,292)         (227,251)

Accretion of preferred stock                                           (516)             (516)

Dividends on preferred stock                                           --                --
                                                                -----------       -----------

     Net income applicable to common shareholders                   (96,778)         (227,767)
                                                                ===========       ===========

Weighted average number of shares                                 6,269,118         5,524,452

Earnings per common share and common share equivalent

   Income (loss) before extraordinary item                      $    (0.015)            (0.04)
   Extraordinary item                                                  --                --
                                                                -----------       -----------
   Net income (loss)                                            $    (0.015)      $     (0.04)
                                                                ===========       ===========

See notes to financial statements which are an integral part hereof.

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                      Consolidated Statements of Cash Flows

                    Quarters ended November 30, 1997 and 1996

                                   (Unaudited)

                                                                                        1996           1995
                                                                                     ---------       ---------
Cash flow from operating activities:
     Net income (loss) after income taxes and after extraordinary item               $ (96,262)      $(227,251)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                                                  33,225          59,820
         Loss on disposal of equipment                                                  16,414
         Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                                  102,417          (1,877)
           Decrease (increase) in inventories                                           (4,975)        (63,509)
           Decrease (increase) in prepaid expenses
            and other current assets                                                    (4,758)         16,604
           Decrease (increase) in accounts receivable, other                              --             2,971
           Decrease (increase) in deposits and other assets                               --               791
           Increase (decrease) in accounts payable, trade                              (47,621)        178,368
           Decrease in accrued bonus                                                      --           (14,203)
           Increase (decrease) in other accrued liabilities                             30,976          32,536
                                                                                     ---------       ---------
           Net cash provided by (used in) operating activities                          29,416         (15,750)

Cash flow from investing activities:
     Capital expenditures                                                                 --            (4,615)
                                                                                     ---------       ---------
           Net cash used in investing activities                                          --            (4,615)
                                                                                     ---------       ---------

Cash flow from financing activities:
     Principal payments on long-term debt                                              (13,219)        (18,108)
     Principal payments on capital lease obligations                                    (1,255)        (18,743)
     Dividends paid                                                                       --           (70,320)
                                                                                     ---------       ---------
          Net cash provided by (used in) financing activities                          (14,474)       (107,171)
                                                                                     ---------       ---------

          Net increase (decrease) in cash and
            cash equivalents                                                            14,942        (127,536)

Cash and cash equivalents:
     Beginning of quarter                                                               36,810         308,794

     End of  quarter                                                                 $  51,752       $ 181,258
                                                                                     =========       =========

     Supplemental disclosure of cash flow information:
     Cash paid during quarter for:
       Interest                                                                      $   9,287       $  16,481
                                                                                     =========       =========

       Income taxes                                                                       --              --
                                                                                     =========       =========


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

(2) Inventories:

                                 November 30th             August 31st
                                     1997                       1997
                                   --------                   --------
Raw materials                      $ 52,709                   $ 64,657
Work-in-progress                     97,265                     75,914
Finished goods                        2,955                      7,383
                                   --------                   --------
                                   $152,929                   $147,954

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

         The Company has a three-year contract with a major customer. Due to capitalization and performance issues with the Company, the customer could cancel the contract any time. The products currently being produced under the contract could be phased-out starting in mid 1998.

         Subsequent to the close of this reporting period, the Company signed an agreement to terminate the existing employment agreement with its President, CEO and Chairman, Kenneth H. Marks effective January 4th, 1998. The Company is unable to continue to meet its commitments under the existing employment agreement. Mr. Marks will continue as the Company's Chairman and President on an interim and part-time basis until a new President/CEO can be hired who has skill and compensation requirements that are aligned with the current needs and capabilities of EMSG.


RESULTS OF OPERATIONS

         COMPARISON OF THE QUARTERS ENDED NOVEMBER 30, 1997 AND NOVEMBER 30, 1996 BASED ON THE UNAUDITED FINANCIAL STATEMENTS REFERENCED HEREIN

         EMSG's financial performance more closely mirrors that of a new company with fixed overheads established to support higher levels of revenue than are currently attainable; however, without such overhead and infrastructure, EMSG would not be able to attract its targeted business.

         Net Sales. Net sales are net of discounts and customer returns and are recognized upon shipment of an order to a customer. Net sales for the first quarter in 1997 were $124,957 less than that of the same period in 1996 primarily due to difficulty in making timely shipments because of cashflow and manufacturing process issues.

         Gross Profit (Loss). Gross Profit (loss) equals net sales less cost of goods sold, which consist of labor and material, manufacturing costs (primarily rent, insurance, electricity and depreciation of, manufacturing equipment and facilities) and other manufacturing costs. Gross profit in 1997 increased to 16.9% in comparison to 8.1 in 1996 as a result of reductions in direct labor of 7% and manufacturing overhead of 11%,. partially offset by an increase in material costs of 11%.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses (`SG&A') consist primarily of non-manufacturing salaries, sales commissions, and other general expenses. SG&A expense for 1997 was $103,538 less than that of 1996. Expenses of $169,771 were incurred in 1996 for legal, accounting and other consulting expenses, and general administration of the small public company resulting from the July 29, 1996 merge. The small public company general and administrative expense was reduced by $85,000 in 1997. Other reductions in 1997 took place at the subsidiary in the amount of $18,500.

         Operating Income (Loss). Operating income (loss) is gross profit less SG&A. Loss from operations in 1997 decreased by $125,892 as a result of increased gross profit of $22,354 and decreased general and administrative expenses of $103,538.


LIQUIDITY AND CAPITAL RESOURCES

         EMSG's cash and cash equivalents increased by $14,942 from August 31, 1997 through November 30, 1997. The Company provided $29,416 in cash for its operations during this quarter. Payments were made to reduce long-term debt ($13,219) and for capital leases ($1,255).

         The Company has undertaken an initiative to restructure most of its debt, both current and long-term, so that the debt service is appropriate to the size and capability of the organization. If the reorganization is complete, the Company plans to pursue new sources of funding to improve liquidity and assure adequate working capital. There are no assurances that the Company will be successful in either its planned restructuring or its attempts to raise new capital; both of which raise concerns about the ability of the Company to continue as a going concern. The Company is also pursuing other alternatives in an effort to resolve its capitalization problems.

PART II

ITEM 1. Legal Proceedings

         During the spring of 1997, the Company made demand on one of its customers, Miltope Corporation, ("Miltope") for damages incurred as a result of Miltope's alleged untimely termination of an agreement with the Company to purchase components especially manufactured by the Company for Miltope. During the course of those discussions, on May 28, 1997, Miltope, without notice, instituted a declaratory judgment action in state court in Alabama (the "Miltope Action"), asking the Court to declare the rights of the parties under the agreement. Miltope also requested damages from the Company in the approximate amount of $25,000. On June 19, 1997, the Company instituted suit against Miltope in the United States District Court for the Eastern District of North Carolina for damages in excess of $700,000 for Miltope's breach of its agreement ("the Company's Action"). Miltope has moved to dismiss the Company's Action, asserting lack of personal jurisdiction. The motion is pending before the Court.

         The Miltope Action was removed by the Company to Federal court in Alabama, and has since been transferred to federal court in the Eastern District of North Carolina, where it likely will be consolidated with the Company Action. The Company intends to pursue vigorously its claim against Miltope and to defend vigorously the claim by Miltope against the Company.

         Certain claims have been made against the Company for non-payment of liabilities. The Company is working to resolve such claims as appropriate to the situation. In addition, the Company has received notice of default by its long-term note holders and is in discussions in an attempt to restructure such debt.


ITEM 2. Changes in Securities.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Exhibits and Reports on Form 8-k.

        Exhibit 27         Financial Data Schedule (for SEC use only).

         ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Signature


         /s/ Kenneth H. Marks
         Kenneth H. Marks
         President
         (principal executive financial and accounting officer)