Form 10QSB
period 1998-02-28
ELECTRONIC MANUFACTURING SERVICES GROUP INC
filed 1998-04-15
CIK 919723

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1998

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

         As of April 13, 1998, there were 6,269,118 shares of the registrant's Common Stock, $.0025 par value per share, outstanding.

Transition Small Business Disclosure Format (Check one):    Yes  X       No

                                TABLE OF CONTENTS



                                                                                                             Page
PART I

ITEM 1.   FINANCIAL STATEMENTS

- CONSOLIDATED BALANCE SHEETS. FEBRUARY 28, 1998 (UNAUDITED) AND AUGUST 31, 1997
(AUDITED).                                                                                                    3

- CONSOLIDATED STATEMENTS OF OPERATIONS. SIX MONTHS AND QUARTERS ENDED FEBRUARY 28, 1998 AND 1997
(UNAUDITED).                                                                                                  4

- CONSOLIDATED STATEMENTS OF CASH FLOWS. SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997
(UNAUDITED)                                                                                                   5

ITEM 2.   - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.                                                                                                   6

PART II                                                                                                       8

ITEM 1.   LEGAL PROCEEDINGS

ITEM 2.   CHANGES IN SECURITIES

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K


ITEM 1.   FINANCIAL STATEMENTS

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                           Consolidated Balance Sheets

           February 28, 1998 (unaudited) and August 31, 1997 (audited)

                                                                                 February 28      August 31
                      Assets                                                         1998            1997
                      ------                                                     -----------     -----------
Current assets
     Cash and cash equivalents                                                   $   128,777     $    36,810
     Accounts receivable - trade, net of allowance
       for doubtful accounts of $296 and $10,000
       respectively                                                                   62,584         230,910

     Inventories, net (note 2)                                                                       147,954
     Prepaid expenses and other current assets                                         5,238          10,180
                                                                                 -----------     -----------
              Total current assets                                                   196,599         425,854
                                                                                 -----------     -----------

Property and equipment, net                                                           42,000         162,918
                                                                                 -----------     -----------

Other assets:
     Note receivable from officer                                                     84,776          84,648
     Deposits and other assets                                                          --             9,175
     Cost in excess of net assets of acquired business,
       net of accumulated amortization of $259,537
       in 1997                                                                          --            58,500
                                                                                 -----------     -----------
              Total other assets                                                      84,776         152,323
                                                                                 -----------     -----------

                                                                                 $   323,375     $   741,095
                                                                                 ===========     ===========

      Liabilities and Stockholders' Equity (Deficit)
      ----------------------------------------------
Current liabilities:
     Current maturities of long-term debt                                             76,398         104,776
     Current obligations under capital leases                                                          5,199
     Accounts payable, trade                                                         647,426         839,897
     Other accrued liabilities                                                        91,015          47,714
     Preferred dividend payable                                                       71,818          47,878
     Accrued bonus                                                                      --             5,558
                                                                                 -----------     -----------
              Total current liabilities                                              886,657       1,051,022
                                                                                 -----------     -----------

Long-term debt, less current maturities                                              396,314         381,976
                                                                                 -----------     -----------

Long-term obligations under capital leases                                              --             5,693
                                                                                 -----------     -----------

Class A cumulative preferred stock, $50 par value;
   with a preference in liquidation over the holders
   of common stock of $50 plus accrued dividends;
   authorized 30,000 shares, 550 shares,
   issued and outstanding                                                             31,113          30,077
                                                                                 -----------     -----------

Stockholders' equity (deficit) :
     Class A, preferred stock cumulative and convertible
       $.01 par value; authorized 3,000,000 shares; 1,276,768
       issued and outstanding                                                         12,768          12,768
     Common stock, $0.0025 par value; authorized 20,000,000
       shares, 6,269,118 issued and outstanding                                       15,673          15,673
     Additional paid-in capital                                                    1,009,335       1,007,289
     Retained deficit                                                             (2,028,485)     (1,763,403)
                                                                                 -----------     -----------
              Total stockholders' equity (deficit)                                  (990,709)       (727,673)
                                                                                 -----------     -----------

                                                                                 $   323,375     $   741,095
                                                                                 ===========     ===========

See accompanying notes to consolidated financial statements.

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                      Consolidated Statements of Operations

  For the Six Months and Quarter Ended February 28, 1998 and February 28, 1997


                                   (Unaudited)


                                                                              For the                            For the
                                                                          Six Months Ended                    Quarter Ended
                                                                      2/28/98         2/28/97           2/28/98          2/28/97
                                                                  -----------      -----------      -----------      -----------
Sales                                                             $   729,094      $ 1,090,490      $   360,042      $   596,481
Cost of goods sold                                                    610,268        1,085,066          303,704          631,190
                                                                  -----------      -----------      -----------      -----------

     Gross profit (loss)                                              118,826            5,424           56,338          (34,709)

General, selling and administrative expenses                          326,333          460,508          176,403          200,041

     Operating (loss)                                                (207,507)        (455,084)        (120,065)        (234,750)
Other income (expenses):

Interest income                                                           770            3,590              303            1,026
Interest expense                                                      (31,847)         (31,876)         (22,560)         (15,395)
            Other income (expense), net                               (31,077)         (28,286)         (22,257)         (14,369)
            (Loss) before income taxes and extraordinary item        (238,584)        (483,370)        (142,322)        (249,119)
Income taxes                                                             --               --               --               --
            (Loss) before extraordinary item                         (238,584)        (483,370)        (142,322)        (249,119)

Extraordinary item                                                       --               --                              (7,000)
            Net income (loss) after income taxes and
              extraordinary item                                     (238,584)        (483,370)        (142,322)        (256,119)

Accretion of preferred stock                                           (1,032)          (1,012)            (516)            (516)

Dividends on preferred stock                                          (23,939)         (26,446)         (11,969)         (13,223)

            Net income (loss) applicable to com shareholders         (263,555)        (510,828)        (154,807)        (269,858)

Weighted average number of shares                                   5,538,563        5,538,563        5,538,563        5,568,563
Earnings per common share and common share equivalent

   Income (loss) before extraordinary item                               --               --               --              (7.35)
   Extraordinary item                                                    --               --               --              26.65
   Net income (loss)                                                     (.05)            (.09)            (.03)           19.30


See notes to financial statements which are an integral part hereof.

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                      Consolidated Statements of Cash Flows

                   Six Months ended February 28, 1998 and 1997

                                   (Unaudited)

                                                                               1998            1997
                                                                            ---------        --------
Cash flow from operating activities:
     Net income (loss) after income taxes and after extraordinary item      $(263,555)       (483,370)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                                         55,058         117,388
         Loss on disposal of equipment                                         16,414          20,918
         Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                         168,326        (178,119)
           Decrease (increase) in inventories                                 147,954        (217,178)
           Decrease (increase) in prepaid expenses
             and other current assets                                           4,942            (571)
           Decrease (increase) in accounts receivable, other                      128           3,555
           Decrease (increase) in deposits and other assets                     9,175             (39)
           Increase (decrease) in accounts payable, trade                    (192,471)        628,229
           Decrease in accrued bonus                                             --           (20,822)
           Increase (decrease) in other accrued liabilities                    43,301          10,647
                                                                             --------        --------
            Net cash provided by (used in) operating activities               (10,728)       (119,362)

Cash flow from investing activities:
     Capital expenditures                                                        --            (8,584)
     Disposal of capital assets                                                  --            39,971
                                                                                             --------
            Net cash used in investing activities                                --            31,387

Cash flow from financing activities:
     Principal payments on long-term debt                                     (13,219)        (19,265)
     Principal payments on capital lease obligations                           (1,673)        (76,346)
     Dividends paid                                                              --           (70,320)
     Proceeds from issuance of common stock                                      --            25,000
     Sale of Inventory                                                        102,645            --
            Net cash provided by (used in) financing activities                87,753        (140,931)
                                                                             --------        --------

            Net increase (decrease) in cash and
               cash equivalents                                                77,025        (228,906)

Cash and cash equivalents:
     Beginning of quarter                                                      51,752         308,794
                                                                            ---------       ---------

     End of  quarter                                                        $ 128,777       $  79,888
                                                                            =========       =========

     Supplemental disclosure of cash flow information:
     Cash paid during quarter for:
       Interest                                                             $   9,287       $  31,876
                                                                            =========       =========

       Income taxes                                                              --              --
                                                                            =========       =========


See notes to financial statements which are an integral part hereof.

Notes to Financial Statements:

(1) The accompanying Consolidated Financial Statements are unaudited, unless otherwise indicated. In management's opinion, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been made. The balance sheet has been adjusted to account for the shut-down of the Company's sole operating division as a non-operating entity.

The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of those to be expected for a full year, due, in part, to seasonal fluctuations which are normal for the Company's business.

(2) Inventories:

                                                                 February 28         August 31
                                                                    1998                1997
                                                                 -----------        -----------

Raw materials................................................    $      -           $    64,657
Work-in-progress.............................................           -                75,914
Finished goods...............................................           -                 7,383
                                                                 -----------        -----------
                                                                 $      -           $   147,954


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         EMSG provided manufacturing services to original equipment manufacturers ("OEM's") in the electronics industry, including producers of telecommunication and data communication equipment, industrial controls, computers & peripherals and instrumentation. Primary services include materials procurement, printed circuit card and chassis assembly, and testing. Due to circumstances beyond its control, the Company has decided to exit the electronics manufacturing business and close its operations in an attempt to satisfy its creditors and avoid bankruptcy.

         On February 27, 1998, the Company terminated most of its employees anticipating the close of the sole operating subsidiary. It is expected that the operation will be completely closed sometime in mid April 1998. The Company has operated one facility in Raleigh, North Carolina with approximately 17 employees in 21,000 square feet of flex space. Operations were near 30% of capacity with one shift active.

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

         The Company has terminated its contract with a major customer.

RESULTS OF OPERATIONS

          COMPARISON OF THE QUARTERS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997 BASED ON THE UNAUDITED FINANCIAL STATEMENTS REFERENCED HEREIN

EMSG's financial performance more closely mirrors that of a new company with fixed overheads established to support higher levels of revenue than are currently attainable; however, without such overhead and infrastructure, EMSG would not be able to attract its targeted business.

Net Sales. Net sales are net of discounts and customer returns and are recognized upon shipment of an order to a customer. Net sales for the second quarter in 1998 were $236,439 less than that of the same period in 1997 primarily due to the Company's inability to procure materials to fulfill customer orders.

Gross Profit (Loss). Gross Profit (loss) equals net sales less cost of goods sold, which consist of labor and material, manufacturing costs (primarily rent, insurance, electricity and depreciation of, manufacturing equipment and facilities) and other manufacturing costs. Gross profit in 1998 increased to 15.6% in comparison to (5.8%) in 1997 as a result of reductions in direct labor and manufacturing overhead.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (`SG&A') consist primarily of non-manufacturing salaries, sales commissions, and other general expenses. SG&A expense for 1998 was $23,638 less than that of 1997.

Operating Income (Loss). Operating income (loss) is gross profit less SG&A. Loss from operations in 1998 decreased by $120,065 as a result of increased gross profit of $91,047 and decreased general and administrative expenses of $23,638.


LIQUIDITY AND CAPITAL RESOURCES

EMSG's cash and cash equivalents increased by $91,967 from August 31, 1997 through February 28, 1998. The Company use $10,728 in cash for its operations during this quarter.

Some payments were made to reduce long-term debt and for capital leases.

The Company has undertaken an initiative to restructure most of its debt, both current and long-term, so that the debt service is appropriate to the size and capability of the organization. Once such reorganization is complete, the Company plans to pursue new sources of funding to improve liquidity and assure adequate working capital. There are not assurances that the Company will be successful in either its planned restructuring or its attempts to raise new capital; both of which raise concerns about the ability of the Company to continue as a going concern. In February 1998, the Company signed a letter of intent to sell some of the assets of its sole operating subsidiary. It is the Company's intent to liquidate the operating subsidiary and use the proceeds to payout its creditors to the extent possible.

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

     The Company is the subject of numerous law suits for claims made for payment.


ITEM 2. Changes in Securities.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Exhibits and Reports on Form 8-k.

          Exhibit 27     Financial Data Schedule (For SEC use only)

                 ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Signature


         /s/Kenneth H. Marks
         -------------------
         Kenneth H. Marks
         President
         (principal executive financial and accounting officer)