Form 10QSB
period 1998-05-31
ELECTRONIC MANUFACTURING SERVICES GROUP INC
filed 1998-07-06
CIK 919723

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1998

                         Commission file number 0-23528

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.
                 (Name of small business issuer in its charter)

               Delaware                              13-3421337
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)               Identification Number)

         Post Office Box 58674
         Raleigh, North Carolina                             27658
         (Address of principal executive offices)          (Zip Code)

Issuer's telephone number: (919) 876-6049

Securities registered pursuant to Section 12(g) of the Act:


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes [X]     No [ ]

         As of May 31, 1998, there were 6,269,118 shares of the registrant's Common Stock, $.0025 par value per share, outstanding.

Transition Small  Business Disclosure Format (Check one):    Yes  [X]     No [ ]

                                TABLE OF CONTENTS




                                                                            Page
Part I

Item 1.  Financial Statements

         - Consolidated Balance Sheets. May 31, 1998 (unaudited) and
           August 31, 1997 (audited).                                          3

         - Consolidated Statements of Operations. Nine months ended May
           31, 1998 and May 31,1997 and three months ended May 31, 1998
           and May 31, 1997 (unaudited).                                       5

         - Consolidated Statements of Cash Flows. Nine months ended May
           31, 1998 and May 31, 1997 (unaudited)                               7

Item 2.  Management's discussion and analysis of financial condition and
         results of operations.                                                9

Part II                                                                       12

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Exhibits and Reports on Form 8-K

Item 1.   Financial Statements

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                           Consolidated Balance Sheets

             May 31, 1998 (unaudited) and August 31, 1997 (audited)


                                                                       May 31              August 31
                                                                         1998                 1997
                                                                     -----------          -----------
                                     Assets
Current assets
     Cash and cash equivalents                                       $     3,402          $    36,810
     Accounts receivable - trade, net of allowance
       for doubtful accounts of $296 and $10,000
       respectively                                                         --                230,910

     Inventories, net (note 2)                                                                147,954
     Prepaid expenses and other current assets                              --                 10,180
                                                                     -----------          -----------

Total current assets                                                       3,402              425,854
                                                                     -----------          -----------

Property and equipment, net                                                 --                162,918
                                                                     -----------          -----------

Other assets:
     Note receivable from officer                                          2,961               84,648
     Deposits and other assets                                              --                  9,175
     Cost in excess of net assets of acquired business,
       net of accumulated amortization of $259,537
       in 1997                                                              --                 58,500
                                                                                          -----------

Total other assets                                                         2,961              152,323
                                                                     -----------          -----------
                                                                     $     6,363          $   741,095
                                                                     ===========          ===========

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Current maturities of long-term debt                                   --                104,776
     Current obligations under capital leases                                                   5,199
     Accounts payable, trade                                             100,000              839,897
     Other accrued liabilities                                              --                 47,714
     Preferred dividend payable                                             --                 47,878
     Accrued bonus                                                          --                  5,558
                                                                     -----------          -----------

Total current liabilities                                                100,000            1,051,022

Long-term debt, less current maturities                                     --                381,976
                                                                     -----------          -----------

Long-term obligations under capital
  leases                                                                    --                  5,693
                                                                     -----------          -----------

Class A cumulative preferred stock, $50 par
  value; with a preference in liquidation over
  the holders of common stock of $50 plus
  accrued dividends; authorized 30,000 shares,
  550 shares, issued and outstanding                                      31,113               30,077

Stockholders' equity (deficit) :
     Class A, preferred stock cumulative and
       convertible $.01 par value;
       authorized 3,000,000 shares; 1,276,768
       issued and outstanding                                             12,768               12,768
     Common stock, $0.0025 par value; authorized
       20,000,000 shares, 6,269,118 issued and outstanding
                                                                          15,673               15,673
     Additional paid-in capital                                        1,009,335            1,007,289
     Retained deficit                                                 (1,162,526)          (1,763,403)
                                                                     -----------          -----------

Total stockholders' equity (deficit)                                     (93,637)            (727,673)
                                                                     -----------          -----------


                                                                     $     6,363          $   741,095
                                                                     ===========          ===========

See accompanying notes to consolidated financial statements.

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                      Consolidated Statements of Operations

      For the Nine Months and Quarters Ended May 31, 1998 and May 31, 1997


                                   (Unaudited)


                                                                       For the                              For the
                                                                  Nine Months Ended                      Quarter Ended
                                                              5/31/98            5/31/97            5/31/98             5/31/97
                                                            -----------        -----------        -----------        -----------

Sales                                                       $   729,094        $ 1,576,970        $      --          $   486,480
Cost of goods sold                                              610,268          1,518,412               --              433,346
                                                            -----------        -----------        -----------        -----------

     Gross profit (loss)                                        118,826             58,558               --               53,134

General, selling and administrative expenses                    326,333            711,993               --              251,485

     Operating (loss)                                          (207,507)          (653,435)              --             (198,351)

Other income (expenses):                                      1,135,656               --            1,135,656               --

Interest income                                                     770              4,355               --                  765
Interest expense                                                (31,847)           (46,411)              --              (14,535)
                                                            -----------        -----------        -----------        -----------
    Other income (expense), net                               1,104,579            (42,056)         1,135,656            (13,770)
    (Loss) before income taxes and
      extraordinary item                                        897,072           (695,491)         1,135,656           (212,121)
 Income taxes                                                      --                 --                 --                 --
    (Loss) before extraordinary item                            897,072           (695,491)         1,135,656           (212,121)
Extraordinary item                                                 --                 --                 --                 --
    Net income (loss) after income taxes and
      extraordinary item                                        897,072           (695,491)         1,135,656           (212,121)

Accretion of preferred stock                                     (1,528)            (1,528)            (1,032)              (516)

Dividends on preferred stock                                       --              (35,909)              --               (9,463)

    Net income (loss) applicable to com
      shareholders                                              896,040           (732,928)         1,134,624           (222,100)

Weighted average number of shares                             6,269,118          5,538,563          6,269,118          6,044,118



Earnings per common share and common share equivalent

   Income (loss) before extraordinary item                         --                 --                 --                 --
   Extraordinary item                                              --                 --                 --                 --
   Net income (loss)                                               0.14               (.13)              0.18               (.04)


See notes to financial statements which are an integral part hereof.

                  ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

                      Consolidated Statements of Cash Flows

                     Nine Months ended May 28, 1998 and 1997


                                   (Unaudited)


                                                                                1998             1997
                                                                             ---------        ---------
Cash flow from operating activities:
     Net income (loss) after income taxes and after extraordinary item       $ 897,072         (695,491)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                                            --            166,527
         Loss on disposal of equipment                                         162,918           26,986
         Changes in operating assets and liabilities:
             Decrease (increase) in accounts receivable                        230,910          103,570
             Decrease (increase) in inventories                                147,954         (196,965)
             Decrease (increase) in prepaid expenses
               and other current assets                                         10,180           27,918
             Decrease (increase) in accounts receivable, other                  81,687           17,287
             Decrease (increase) n deposits and other assets                     9,175            4,960
             Increase (decrease) in accounts payable, trade                   (739,897)         521,996
             Decrease in accrued bonus                                           5,558          (20,822)
             Increase (decrease) in other accrued liabilities                   47,714           26,403
                                                                             ---------        ---------
               Net cash provided by (used in) operating activities             101,608           (2,181)

Cash flow from investing activities:
     Capital expenditures                                                         --            (10,110)
     Disposal of capital assets                                                   --             39,971
                                                                             ---------        ---------
         Net cash used in investing activities                                    --             29,861

Cash flow from financing activities:
     Principal payments on long-term debt                                      (68,200)         (37,761)
     Principal payments on capital lease obligations                              --               --
     Dividends paid                                                               --            (89,032)
     Proceeds from issuance of common stock                                       --             25,000
     Sale of Inventory                                                            --            (28,087)
                                                                             ---------        ---------
          Net cash provided by (used in) financing activities                     --           (200,200)

          Net increase (decrease) in cash and
            cash equivalents                                                    33,408         (172,520)

Cash and cash equivalents:
     Beginning of period                                                        36,810          308,794
                                                                             ---------        ---------

     End of period                                                           $   3,402        $ 136,274
                                                                             =========        =========

     Supplemental disclosure of cash flow information:
     Cash paid during quarter for:
       Interest                                                              $  14,535        $  14,535
                                                                             =========        =========

       Income taxes                                                               --               --
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

(2) Inventories:

                               May 31              August 31
                                1998                  1997
                            ------------            --------

Raw materials               $       --              $ 64,657
Work-in-progress                    --                75,914
Finished goods                      --                 7,383
                            ------------            --------
                            $       --              $147,954


(3) All balance sheet items have been adjusted to approximate present value given the circumstances of the Company and the accompanying items based on management's estimates. Certain liabilities have been shown as zero based on final payments made to creditors without explicit agreement of settlement based on appropriate case law relating to the method of payment. There are no assurances that if the Company were legally challenged that such amounts would not be deemed due and payable.



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

         The immediate focus of the organization is completing the restructuring of the Company, resolving all outstanding liabilities and legal actions, and then seeking an entity that desires to be public and consummating some type of transaction in an attempt to increase shareholder value. There are no assurances that management can accomplish any of this given the current state of the business and the lack of required resources.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         EMSG provided manufacturing services to original equipment manufacturers (`OEM's') in the electronics industry, including producers of telecommunication and data communication equipment, industrial controls, computers & peripherals and instrumentation. Primary services include materials procurement, printed circuit card and chassis assembly, and testing. Due to circumstances beyond its control, the Company has decided to exit the electronics manufacturing business and close its operations in an attempt to satisfy its creditors and avoid bankruptcy.

         On February 27, 1998, the Company terminated most of its employees anticipating the close of the sole operating subsidiary. Substantially all of the Company's sole operating subsidiary assets were sold via a bulk sale in April 1998. The Company closed its operations in late April 1998. The Company had operated one facility in Raleigh, North Carolina with approximately 17 employees in 21,000 square feet of flex space. Operations were near 30% of capacity with one shift active. Today, its President is the only employee; he is part-time.

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

         The Company has terminated its contracts with all customers.

Results of Operations

         Comparison of the quarters ended May 31, 1998 and May 31, 1997 based on the unaudited financial statements referenced herein

EMSG's financial performance mirrored that of a new company with fixed overheads established to support higher levels of revenue than are currently attainable; however, without such overhead and infrastructure, EMSG would not be able to attract its targeted business. The Company has ceased operations.

Net Sales. Net sales are net of discounts and customer returns and are recognized upon shipment of an order to a customer. Net sales for the nine months in 1998 were $847,876 less than that of the same period in 1997 primarily due to the Company's inability to procure materials to fulfill customer orders.

Gross Profit (Loss). Gross Profit (loss) equals net sales less cost of goods sold, which consist of labor and material, manufacturing costs (primarily rent, insurance, electricity and depreciation of, manufacturing equipment and facilities) and other manufacturing costs. Gross profit in 1998 increased to 16.2% in comparison to 3.7% in 1997 as a result of reductions in direct labor and manufacturing overhead.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (`SG&A') consist primarily of non-manufacturing salaries, sales commissions, and other general expenses. SG&A expense for 1998 was $385,660 less than that of 1997.

Operating Income (Loss). Operating income (loss) is gross profit less SG&A. Loss from operations in 1998 decreased by $445,928 as a result of increased gross profit of $60,268 and decreased general and administrative expenses of $385,660.


Liquidity and Capital Resources

EMSG's cash and cash equivalents decreased by $33,408 from August 31, 1997 through May 31, 1998. Payments were made to reduce long-term debt and for capital leases. In addition, payments were made in an attempt to settle the Company's liabilities.

The Company undertook an initiative to restructure most of its debt, both current and long-term. Once (and if) such reorganization is complete, the Company plans to seek a merger partner. There are not assurances that the Company will be successful in either its planned restructuring or its merger plans; both of which raise significant concerns about the ability of the Company to continue as a going concern. In April 1998, the Company liquidated its sole operating subsidiary and used the proceeds to payout its creditors to the extent possible.

Though the Company has plans and wishes to seek alternatives to increase shareholder value, it must be noticed that the Company has almost no assets or resources from which to act. There is significant concern that the Company can execute on any plans or strategies.

Part II

Item 1. Legal Proceedings

   During the spring of 1997, the Company made demand on one of its customers, Miltope Corporation, ("Miltope") for damages incurred as a result of Miltope's alleged untimely termination of an agreement with the Company to purchase components especially manufactured by the Company for Miltope. During the course of those discussions, on May 28, 1997, Miltope, without notice, instituted a declaratory judgment action in state court in Alabama (the "Miltope Action"), asking the Court to declare the rights of the parties under the agreement. Miltope also requested damages from the Company in the approximate amount of $25,000. On June 19, 1997, the Company instituted suit against Miltope in the United States District Court for the Eastern District of North Carolina for damages in excess of $700,000 for Miltope's breach of its agreement ("the Company's Action"). Miltope has moved to dismiss the Company's Action, asserting lack of personal jurisdiction. Such motion has subsequently been over-ruled. Miltope has since made motion for summary judgement; such motion is pending.

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

         27   -- Financial Data Schedule (for SEC use only)

None.

ELECTRONIC MANUFACTURING SERVICES GROUP, INC.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Signature


/s/ Kenneth H. Marks
-------------------------------
Kenneth H. Marks
President
(principal executive financial and accounting officer)